Form 10-Q
period 1996-03-31
MAPINFO CORP
filed 1996-05-15
CIK 916238

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                             _____________________

                        Commission File Number 0-23078

                              MAPINFO CORPORATION
            (Exact name of registrant as specified in its charter)

                 NEW YORK                          06-1166630
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                                ONE GLOBAL VIEW
                             TROY, NEW YORK 12180
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (518) 285-6000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No _____
                                  -----


The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 1, 1996 was 5,688,015.

================================================================================

                              MAPINFO CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Income Statements
          for the three and six months ended March 31, 1996 and 1995        1

          Balance Sheets
          as of March 31, 1996 and September 30, 1995                       2

          Cash Flows Statements
          for the six months ended March 31, 1996 and 1995                  3

          Notes to Financial Statements                                     4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               5


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders               8

ITEM 6.   Exhibits and Reports on Form 8-K                                  8

Signatures                                                                  10

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MAPINFO CORPORATION
INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)

                                              Three Months                   Six Months
                                             Ended March 31,               Ended March 31,
                                        ------------------------      ------------------------
                                           1996          1995            1996          1995
                                        ----------    ----------      ----------    ----------
Net revenues                              $10,660       $ 9,779         $20,312      $ 18,806
                                        ----------    ----------      ----------    ----------
Cost of revenues                            2,500         1,823           4,436         3,471
                                        ----------    ----------      ----------    ----------
  Gross Profit                              8,160         7,956          15,876        15,335
                                        ----------    ----------      ----------    ----------

Operating expenses:
 Research and development                   1,899         1,554           3,389         2,946
 Selling and marketing                      4,844         4,033           9,993         7,797
 General and administrative                 1,472           995           2,728         2,069
                                        ----------    ----------      ----------    ----------
  Total operating expenses                  8,215         6,582          16,110        12,812
                                        ----------    ----------      ----------    ----------
  Operating income(loss)                      (55)        1,374            (234)        2,523
Other income(expense)- net                    225           241             598           464
                                        ----------    ----------      ----------    ----------
Income before income taxes                    170         1,615             364         2,987
Provision for income taxes                     20           468              78           966
                                        ----------    ----------      ----------    ----------
Net income                                $   150       $ 1,147         $   286       $ 2,021
                                        ==========    ==========      ==========    ==========

Earnings per share
  Primary                                 $  0.03       $  0.20         $  0.05       $  0.35
  Fully diluted                           $  0.03       $  0.20         $  0.05       $  0.35

Weighted average shares outstanding
  Primary                                   5,809         5,845           5,831         5,811
  Fully                                     5,809         5,870           5,831         5,853

                            See accompanying notes.

MAPINFO CORPORATION
BALANCE SHEETS
(in thousands)

                                                                  March 31,        September 30,
                                                                    1996               1995
                                                                --------------    ---------------
                                                                 (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 10,506            $14,846
   Short-term investments, at cost                                     17,171             14,970
   Accounts receivable, less allowance of $1,380 and $949
   at March 31, 1996 and September 30, 1995, respectively               8,940              9,527
   Inventories                                                          1,075                241
   Other current assets                                                 1,313              1,148
   Deferred income taxes                                                  893                893
                                                                    ----------        -----------
          Total current assets                                         39,898             41,625
Property and equipment - net                                            4,720              3,564
Product development costs - net                                           928                542
Intangibles and other assets                                              700                691
                                                                    ----------         ----------
          Total assets                                               $ 46,246            $46,422
                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $  1,723           $  1,542
   Accrued expenses                                                     3,873              4,721
   Deferred revenue                                                     1,068                970
   Income taxes payable                                                    22                107
                                                                    ----------         ----------
          Total current liabilities                                     6,686              7,340
Other non-current liabilities                                             159                268
Deferred income taxes                                                     118                118
                                                                    ----------         ----------
          Total liabilities                                             6,963              7,726
                                                                    ----------         ----------

Stockholders' Equity
   Common stock, $0.002 par value                                          11                 11
   Paid in capital                                                     29,164             28,846
   Retained earnings                                                   10,133              9,847
   Translation adjustment                                                 (24)                (7)
                                                                    ----------         ----------
                                                                       39,284             38,697
Less treasury stock, at cost, 2 shares                                      1                  1
                                                                    ----------         ----------
          Total stockholders' equity                                   39,283             38,696
                                                                    ----------         ----------
          Total liabilities and stockholders' equity                 $ 46,246            $46,422
                                                                    ==========         ==========

                            See accompanying notes.

MAPINFO CORPORATION
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)

                                                                       Six Months Ended March 31,
                                                                         1996             1995
                                                                     -------------    -------------
CASH FLOWS FROM OPERATIONS
 Net income                                                              $     286           $2,021
 Depreciation and amortization                                               1,343              846
 Allowance for doubtful accounts, sales returns and inventory                  570              465
Changes in operating assets and liabilities
 Accounts receivable                                                           155          (2,789)
 Inventories                                                                 (973)             (17)
 Other current assets                                                        (165)            (215)
 Current liabilities                                                         (752)              654
 Deferred revenue                                                               63
                                                                     -------------    -------------
         NET CASH FROM OPERATIONS                                              527              965
                                                                     -------------    -------------
CASH FLOWS (USED FOR) INVESTMENTS
 Additions to property and equipment                                       (2,173)          (1,128)
 Capitalized product development costs                                       (656)            (177)
 Short-term investments                                                    (2,201)              463
 Other assets                                                                 (68)            (200)
                                                                    --------------    -------------
         NET CASH (USED FOR) INVESTMENTS                                   (5,098)          (1,042)
                                                                    --------------    -------------
CASH FLOWS FROM FINANCING
 Payments on notes payable, long term debt and capital leases                 (70)            (106)
 Proceeds from exercise of options and ESPP stock purchases                    318            1,077
                                                                     -------------    -------------
         NET CASH FROM FINANCING                                               248              971
                                                                     -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (17)                -
                                                                     -------------    -------------
NET CHANGE IN CASH AND EQUIVALENTS                                         (4,340)              894

 Cash and equivalents, beginning of period                                  14,846            9,306
                                                                     -------------    -------------
 Cash and equivalents, end of period                                       $10,506          $10,200
                                                                     =============    =============

                            See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of financial statements and notes thereto included in the MapInfo Corporation 1995 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options, using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

MapInfo Corporation develops, manufactures, markets, licenses and supports desktop mapping software, mapping application development tools, and geographic and demographic information products for personal computers, workstations, and servers on a worldwide basis.

REVENUES

Revenues of $10.7 million for the second quarter of fiscal 1996 increased 9% over revenues of $9.8 million reported in the year earlier period. For the six months ended March 31, 1996, revenues increased to $20.3 million, an 8% increase over the corresponding period in the prior year. The increase in net revenues in the second quarter and six months ended March 31, 1996 was primarily attributable to increased unit sales of the Company's software products in Asia-Pacific and European markets and the acquisition of the Company's Australian distributor in the fourth quarter of fiscal 1995, offsetting a decline in revenues in North America. Sales to one distributor represented 8% of revenues in the quarter and six months ended March 31, 1996. Revenues outside North America increased from 32% of revenues in the second fiscal quarter of 1995 to 50% of revenues in the second fiscal quarter of 1996. The decrease in North American revenues is primarily attributable to low productivity from the North American field sales organization, changing market conditions, and the continued shift to an indirect distribution model. New products introduced in North America in the first half included MapInfo Professional, released in December 1995 and MapInfo Desktop, released in February 1996. International translations of MapInfo Professional were released in March 1996.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues increased from 18.6% of revenues in the second quarter of fiscal 1995 to 23.5% of revenues in the second quarter of fiscal 1996. As a result, the gross profit margin decreased from 81.4% in the second quarter of fiscal 1995 to 76.5% in the first quarter of fiscal 1996. For the six months ended March 31, 1996, the gross profit margin decreased to 78.2% from 81.5% in the corresponding prior year period. The decline in gross profit margins is primarily attributable to the revenue mix in North America and, with respect to MapInfo Professional, the cost of the upgrade campaign, promotional copies, and higher unit material costs.

Research and development expenses increased 22% to $1.9 million, or 17.8% of revenues in the second quarter of fiscal 1996 from $1.6 million or 15.9% of revenues in the corresponding prior year period. Fiscal year to date expenditures increased 15% to $3.4 million from $2.9 million in the prior period. The increase in research and development expenses resulted primarily from the planned hiring of software engineers and the associated support costs as the Company accelerates product development activities in response to changing market conditions.

Selling and marketing expenses increased 20% to $4.8 million in the second quarter of fiscal 1996 from $4.0 million in the corresponding quarter of fiscal 1995. As a percentage of revenues, selling and marketing expenses were 45.4% and 41.2% in the second quarters of fiscal 1996 and 1995. For the six months ended March 31, 1996, selling and marketing expenses increased 28% to $10 million, up from $7.8 million in the comparable prior year period. As a percentage of revenues, selling and marketing expenses were 49.2% and 41.5% for the first half of fiscal 1996 and 1995. The increase in selling and marketing expenses was primarily due to marketing costs associated with the launch of MapInfo Professional, the expansion of sales activities in international markets, selling and marketing costs in Australia following the Company's acquisition of its master distributor, and selling costs in Japan where a sales office was established in May 1995.

General and administrative expenses of $1.5 million were 13.8% of revenues in the second quarter of fiscal 1996 compared to $1.0 million or 10.2% of revenues in the second quarter of fiscal 1995. General and administrative expenses were $2.7 million and $2.1 million for the first half of fiscal 1996 and 1995, respectively, representing 13.4% and 11.0% of revenues in the respective period. The increase in expense reflects the costs of establishing decentralized accounting and support operations in Europe, general and administrative costs in Australia following the Company's acquisition of its master distributor, and additional infrastructure costs to support the Company's North American operations.

In February 1996, the Company first occupied a 60,000 square foot office building constructed for it's use on land adjacent to the MapInfo headquarters facility in the Rensselaer Technology Park in Troy, New York. The building is under lease from RPI and will enable the Company to locate all its research and development activities in a single, custom designed facility. Upon occupancy, a 16,000 square foot facility in downtown Troy was vacated.

The effective income tax rate was 12% in the second quarter of fiscal 1996 and 29% in the corresponding quarter in fiscal 1995. For the six months ended March 31, 1996 and 1995, the effective income tax rate was 21% and 32%, respectively. The decrease in the Company's effective tax rate is due to the increased portion of pre-tax income represented by tax-exempt investment income.

FINANCIAL CONDITION

The Company's cash and short-term investments portfolio totaled $27.7 million at March 31, 1996, and represented 60% of total assets. The portfolio is invested primarily in short-term, liquid, tax-exempt securities.

The Company has a $20 million credit facility with a bank that expires in December 1997, and a $10 million credit facility with a bank that expires in January 1997. There are no outstanding borrowings under either facility at March 31, 1996. Cash generated from operations for the six months ended March 31, 1996 was $528,000 compared to $965,000 for the six months ended March 31, 1995. Cash used for investments of $5.1 million for the six months ended March 31, 1996 consisted of $2.1 million in purchases of property and equipment, of which approximately

$900,000 was used to furnish the new research and development facility that was occupied in February 1996, and $2.2 million in purchases of short term investments.

Inventories increased from $241,000 at September 30, 1995 to $1.1 million at March 31, 1996. The increase is due to the introduction of MapInfo Professional and MapInfo Desktop, and inventories held in Scotland and Australia for sale in the European and Asia Pacific markets.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next 12 months.

There are no material commitments for capital expenditures as of March 31, 1996.

MAPINFO CORPORATION
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the company was held on February 2, 1996. The following matters were voted on at the shareholders meeting.

                                                                                                                     Broker
ELECTION OF DIRECTORS:                                               For       Against   Withheld   Abstentions    Non-Votes
- --------------------                                                 ---       -------   --------   -----------    ---------
  Michael D. Marvin, Chairman                                     4,417,292              501,790
  Brian D. Owen, President and Chief Executive Officer            4,420,362              498,720
  John F. Haller, Secretary                                       4,414,367              504,715
  Laszlo C. Bardos                                                4,414,475              504,607
  John F. Burton                                                  4,410,026              509,056
  George C. McNamee                                               4,410,049              509,033
  James A. Perakis                                                4,434,567              484,515


AMENDMENT TO THE 1993 STOCK INCENTIVE PLAN
- ------------------------------------------
The shares authorized under the 1993 Stock Incentive Plan
were increased from 675,000 shares to 925,000 shares.
Further, in order to qualify certain grants of options as
performance based compensation under Section 162(m)
of the Code, the maximum number of shares of Common
Stock with respect to which options may be granted to any
employee in any calendar year was fixed at 200,000 shares.        3,636,049  1,210,832                16,487        55,714


AMENDMENT TO THE 1993 DIRECTOR STOCK OPTION PLAN
- ------------------------------------------------
The annual option grant under the Director Stock Option Plan was amended from an option to purchase such number of
shares of Common Stock as is equal to $40,000 divided by the option exercise price, which was equal to the fair market value on the date of grant, to an option to purchase 3,000 shares of
Common Stock at an option exercise price equal to the fair
market value of the Common Stock on the date of grant.            3,852,274    972,821               297,303        56,684

RATIFICATION OF COOPERS & LYBRAND L.L.P. AS THE COMPANY'S
INDEPENDENT PUBLIC ACCOUNTANTS FOR THE CURRENT FISCAL YEAR.
- -----------------------------------------------------------
                                                                  4,873,875     32,005                13,202

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
    The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b) Reports on Form 8-K
    No reports on Form 8-K have been filed during the three months ended March 31, 1996.

MAPINFO CORPORATION
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAPINFO CORPORATION

Date: May 13, 1996                      By:  /s/  D. Joseph Gersuk
                                           -------------------------
                                           D. Joseph Gersuk,
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

MAPINFO CORPORATION
EXHIBIT INDEX



Exhibit
Number     Description of Exhibit
- ------     ----------------------

10.21 Employment agreement by and between MapInfo Corporation and Michael D. Marvin dated May 8, 1996

11 Statement regarding computation of per share earnings

27     Financial Data Schedule