Form 10-Q
period 1996-06-30
MAPINFO CORP
filed 1996-08-14
CIK 916238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                             _____________________

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

                              Yes   X   No
                                  -----   ------


The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 1, 1996 was 5,738,763.

                              MAPINFO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX


                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Income Statements
         for the three and nine months ended June 30, 1996 and 1995       1

         Balance Sheets
         as of June 30, 1996 and September 30, 1995                       2

         Cash Flows Statements
         for the nine months ended June 30, 1996 and 1995                 3

         Notes to Financial Statements                                    4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              5


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                 9

Signatures                                                               10


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

MAPINFO CORPORATION AND SUBSIDIARIES
INCOME STATEMENTS
(in thousands, except earnings per share)
(unaudited)


                                                 Three Months         Nine Months
                                                 Ended June 30,      Ended June 30,
                                              -----------------   -------------------
                                                1996       1995      1996      1995
                                              --------   -------  --------   --------
Net revenues                                  $ 10,164   $ 9,953  $ 30,476   $ 28,759
Cost of revenues                                 2,495     1,855     6,931      5,326
                                              --------   -------  --------   --------
Gross profit                                     7,669     8,098    23,545     23,433
                                              --------   -------  --------   --------
Operating ecpenses:
  Research and development                       1,847     1,368     5,236      4,314
  Selling and marketing                          4,429     4,873    14,423     12,670
  General and administrative                     1,499     1,181     4,227      3,250
                                              --------   -------  --------   --------
       Total operating expenses                  7,775     7,422    23,886     20,234
                                              --------   -------  --------   --------
Operating income (loss)                           (106)      676      (341)     3,199
Other income (expense)-net                         235       328       834        792
                                              --------   -------  --------   --------
Income before income taxes                         129     1,004       493      3,991
Income tax provision                                26       201       105      1,165
                                              --------   -------  --------   --------
Net income                                    $    103   $   803  $    388   $  2,826
                                              ========   =======  ========   ========
Earnings per share
       Primary                                $   0.02   $  0.14  $   0.07   $   0.48
       Fully diluted                          $   0.02   $  0.13  $   0.07   $   0.48

Weighted average common and common eqivalent
  shares outstanding
       Primary                                   5,873     5,939     5,866      5,847
       Fully diluted                             5,873     5,954     5,866      5,895





                                  See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(in thousands)

                                                                     June 30,        September 30,
                                                                       1996              1995
                                                                   -----------      ----------------
                                                                   (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                        $  15,879          $  14,846
   Short-term investments, at cost                                     13,502             14,970
   Accounts receivable, less allowance of $1,243 at June 30,
   1996, and $949 at September 30, 1995, respectively                   7,399              9,527
   Inventories                                                            956                241
   Other current assets                                                   799              1,148
   Income taxes receivable                                                203
   Deferred income taxes                                                  893                893
                                                                    ---------          ---------
       Total current assets                                            39,631             41,625
Property and equipment - net                                            4,781              3,564
Product development costs - net                                         1,140                542
Intangibles and other assets                                              637                691
                                                                    ---------          ---------
       Total assets                                                 $  46,189          $  46,422
                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $   1,473          $   1,542
   Accrued expenses                                                     3,672              4,721
   Deferred revenue                                                     1,124                970
   Income taxes payable                                                                      107
                                                                    ---------          ---------
       Total current liablities                                         6,269              7,340
Other non-current liabilities                                             166                268
Deferred income taxes                                                     118                118
                                                                    ---------          ---------
       Total liabilities                                                6,553              7,726
                                                                    ---------          ---------
Stockholders' Equity:
   Common stock                                                            11                 11
   Paid in capital                                                     29,421             28,846
   Retained earnings                                                   10,235              9,847
   Translation adjustment                                                 (30)                (7)
                                                                    ---------          ---------
                                                                       39,637             38,697
Less treasury stock                                                         1                  1
                                                                    ---------          ---------
       Total stockholders' equity                                      39,636             38,696
                                                                    ---------          ---------
       Total liablities and stockhoders' equity                     $  46,189          $  46,422
                                                                    =========          =========

                                     See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)

                                                                      Nine Months Ended June 30,
                                                                       1996              1995
                                                                   -----------      ----------------
CASH FLOWS FROM OPERATIONS
   Net income                                                       $     388          $   2,826
   Depreciation and amortization                                        2,161              1,337
   Allowance for doubtful accounts, sales returns and inventory           394                451
  Changes in operating assets and liabilities:
   Accounts receivable                                                  1,834             (2,813)
   Inventories                                                           (815)               (87)
   Other current assets                                                   146             (2,299)
   Other current liabilities                                           (1,264)             1,509
   Deferred revenue                                                       154
                                                                    ---------          ---------
       NET CASH FORM OPERATIONS                                         2,998                924
                                                                    ---------          ---------
CASH FLOWS USED FOR INVESTMENTS
 Additions to property and equipment                                   (2,833)            (1,617)
 Capitalized product development costs                                 (1,054)              (318)
 Short-term investments                                                 1,468             (2,134)
 Other assets                                                             (35)              (200)
                                                                    ---------          ---------
       NET CASH USED FOR INVESTMENTS                                   (2,454)            (4,269)
CASH FLOWS FROM FINANCING
 Payments on long term debt and capital leases                            (63)              (154)
 Proceeds from exercise of stock options and ESPP purchases               369              1,612
 Tax benefit from option exercises                                        206              1,054
                                                                    ---------          ---------
       NET CASH FROM FINANCING                                            512              2,512
                                                                    ---------          ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             $     (23)
                                                                    ---------          ---------
NET CHANGE IN CASH AND EQUIVALENTS                                      1,033               (833)

 Cash and equivalents, beginning of period                             14,846              9,306
                                                                    ---------          ---------
 Cash and equivalents, end of period                                $  15,879          $   8,473
                                                                    =========          =========


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

1.   EARNINGS PER SHARE

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

REVENUES

Revenues of $10.2 million for the third quarter of fiscal 1996 increased 2% over
revenues of $10.0 million reported in the year earlier period.   For the nine
months ended June 30, 1996, revenues increased to $30.5 million, a 6% increase over the corresponding period in the prior year. The increase in net revenues in the third quarter and nine months ended June 30, 1996 was primarily attributable to increased unit sales of the Company's software products in Asia-Pacific and European markets and the increased sales resulting from the acquisition of the Company's master Australian distributor in the fourth quarter of fiscal 1995, offsetting a decline in revenues in North America. Sales to one distributor represented 13% of revenues in the third quarter and 10% of revenue for the nine months ended June 30, 1996. Revenues outside North America increased from 30% of revenues in the third quarter of fiscal 1995 to 53% of revenues in the third quarter of fiscal 1996. In North America, the decline in revenues in the third quarter was primarily attributable to reduced productivity during the rebuilding of the field sales organization, changing market conditions, and, in general, the continued transition to an enterprise sales model.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues increased from 18.6% of revenues in the third quarter of fiscal 1995 to 24.5% of revenues in the third quarter of fiscal 1996. As a result, the gross profit margin decreased from 81.4% in the third quarter of fiscal 1995 to 75.5% in the third quarter of fiscal 1996. For the nine months ended June 30, 1996, the gross profit margin decreased to 77.3% from 81.5% in the corresponding prior year period. The decline in gross profit margin in the third quarter was attributable primarily to the revenue mix and the write off of obsolete inventory in North America.

Research and development expenses increased 35% to $1.8 million or 18.2% of revenues in the third quarter of fiscal 1996 from $1.4 million or 13.7% of revenues in the corresponding prior year period. Fiscal year to date expenditures increased 21.4% to $5.2 million from $4.3 million in the prior period. The increase in research and development expenses resulted primarily from the planned hiring of software engineers and the associated support costs as the Company accelerated product development activities in response to changing market conditions.

Selling and marketing expenses decreased 9.1% to $4.4 million in the third quarter of fiscal 1996 from $4.9 million in the corresponding quarter of fiscal 1995. As a percentage of revenues, selling and marketing expenses were 43.6% and 49.0% in the third quarters of fiscal 1996 and 1995, respectively. For the nine months ended June 30, 1996, selling and marketing expenses increased 14% to $14.4 million, up from $12.7 million in the comparable prior year period. As a percentage of revenues, selling and marketing expenses were 47.3% and 44.1% for the nine months ended June 30, 1996 and 1995, respectively. The decline in selling and marketing expense in the third quarter was primarily attributable to lower sales headcount in North America and Europe compared to the prior year
period.   The year to date increase in selling and marketing expenses was primarily due to marketing costs associated with the launch of MapInfo Professional in the second quarter of fiscal 1996, the expansion of sales activities in international markets, selling and marketing costs in Australia following the Company's acquisition of its master Australian distributor in August 1995, and selling costs in Japan where a sales office was established in May 1995.

General and administrative expenses of $1.5 million were 14.7% of revenues in the third quarter of fiscal 1996 compared to $1.2 million or 11.9% of revenues in the third quarter of fiscal 1995. General and administrative expenses were $4.2 million and $3.3 million for the nine months ended June 30, 1996 and 1995, respectively, representing 13.9% and 11.3% of revenues in the respective period. The increase in expenses reflects the costs of establishing decentralized accounting and support operations in Europe and general and administrative costs in Australia following the Company's acquisition of its master distributor.

The effective income tax rate was 20% in the third quarters of both fiscal 1996 and fiscal 1995. For the nine months ended June 30, 1996 and 1995, the effective income tax rate was 21% and 29%, respectively. The decrease in the Company's effective tax rate was due to the increased portion of pre-tax income represented by tax-exempt investment income.

FINANCIAL CONDITION

The Company's cash and short-term investments portfolio totaled $29.4 million at June 30, 1996, and represented 64% of total assets. The portfolio is invested primarily in short-term, liquid, tax-exempt securities.

The Company has a $20 million credit facility with a bank that expires in December 1997, and a $10 million credit facility with a bank that expires in January 1997. There are no outstanding borrowings under either facility at June 30, 1996. Cash generated from operations for the nine months ended June 30, 1996 was $3.0 million, compared to $.9 million for the nine months ended June 30, 1995. Cash used for investments of $2.5 million included $2.8 million in purchases of property and equipment, of which approximately $.9 million was used to furnish the new research and development facility occupied as of February 1996.

Inventories increased from $241,000 at September 30, 1995 to $956,000 at June 30, 1996. The increase is primarily associated with the introduction of MapInfo

Professional and MapInfo Desktop and increases in inventories for sale in Europe and Australia as sales and marketing activities are increased in such markets.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for at least the next 12 months.

There were no material commitments for capital expenditures as of June 30, 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.
The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

New products and technological change. The desktop mapping software business is characterized by rapid technological change, evolving industry standards, and frequent new product introductions. There can be no assurance that the Company will successfully complete the development of new or enhance products or successfully manage transitions from one product release to the next, or that the Company's future products will achieve market acceptance.

Competition. The Company encounters significant competition in the market for desktop mapping systems. Increased competition may lead to pricing pressures that could adversely affect the Company's gross margins.

Dependence on emerging desktop mapping market. The Company markets it products to the desktop mapping market, which is relatively new and emerging. Many of the Company's customers have purchased only a single copy of MapInfo software, and there can be no assurance that these customers will broadly implement desktop mapping applications or purchase additional copies of MapInfo software.

Prices. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors.

Shift in distribution model. At the beginning of 1995, the Company implemented a sales and marketing strategy in North America that placed increased emphasis on third party distribution channels, principally using value added resellers, for selling the Company's products and services in the North American market. This resulted in an increasing percentage of the Company's North American revenues coming from value added resellers and a decreasing percentage of revenues coming from direct sales efforts. The average selling prices of the

Company's products and services when sold to value added resellers are typically lower than the average selling prices realized by the Company when selling through direct sales channels. In 1995, the Company's revenues in North America grew more slowly than its revenues in international markets and the Company's future success will depend, in part, on its ability to grow revenues in North America.

Technology development and licensing fees. In 1995, the Company derived a portion of its product revenues from technology development and licensing fees from customers that embedded MapInfo technology into their own software applications. While the Company continues to invest in research and development, there can be no assurance that such technology development and licensing fees will continue in the future.

Cost of revenues. Although cost of revenues as a percentage of net revenues declined slightly from 1993 to 1994 to 1995, it varies with the mix of technology development and licensing fees, product revenues, and service revenues, as well as with the distribution channel mix. Changes in the revenue mix, as well as in the distribution model, may affect cost of revenues as a percentage of revenues in the future.

Risks Associated with International Operations. Revenues outside North America increased from 30% of revenues in the third quarter of fiscal 1995 to 53% of revenues in the third quarter of fiscal 1996. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets.

MAPINFO CORPORATION
PART II.        OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.
     The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(a)  Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended June 30, 1996.

MAPINFO CORPORATION
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MAPINFO CORPORATION

Date:  August 14, 1996              By: /s/  D. Joseph Gersuk
                                       -------------------------
                                        D. Joseph Gersuk,
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

     MAPINFO CORPORATION
     EXHIBIT INDEX



     Exhibit
     Number  Description of Exhibit
     ------  ----------------------

     11 Statement regarding computation of per share earnings

     27      Financial Data Schedule