Form 10-K
period 1996-09-30
MAPINFO CORP
filed 1996-12-30
CIK 916238

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                               ----------------

                        Commission File Number 0-23078

                              MAPINFO CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               NEW YORK                              06-1166630
    (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                               ----------------

                                ONE GLOBAL VIEW
                             TROY, NEW YORK 12180
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (518) 285-6000

                               ----------------

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.002 Par Value Per Share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,893,930 based on the closing price of the Common Stock on the Nasdaq National Market on December 23, 1996.

  The number of shares outstanding of the registrant's common stock, $.002 par value per share as of December 23, 1996 was 5,775,862.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                       10-K
DOCUMENT DESCRIPTION                                                   PART
--------------------                                                  -------
Specifically Identified Portions of the Registrant's Proxy Statement
 for the Annual Meeting of Shareholders to be held on February 13,
 1997................................................................     III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

GENERAL
-------

MapInfo Corporation (the "Company" or "MapInfo") designs, develops, markets, licenses, and supports mapping software products, application development tools, and data products, together with a range of consulting, training and technical support services. These products and services enable business users worldwide to correlate, visualize, and analyze corporate data using the common theme of geography to help solve business problems related to sales and marketing analysis, site selection, asset management, risk analysis, routing and logistics, among others. By overlaying corporate data on any of the thousands of digital maps sold by the Company or its data partners, organizations can use geographic or demographic information as a framework for viewing, interpreting and managing data.

MapInfo's business strategy emphasizes the development of a broad range of mapping software products for business use, marketed through multiple channels of distribution. Products range from stand-alone software for the desktop PC, to development tools for creating custom applications for the PC, client/server, Internet and other networked environments. MapInfo software products operate in a multi-platform environment and permit file sharing of geographic and demographic data across products and platforms. There are currently over 400 third-party applications for use with MapInfo software.

BACKGROUND
----------

In today's business environment, organizations are under constant competitive pressure to acquire and retain customers, reduce costs, and improve operating efficiencies. Many businesses are turning to information technology to meet these challenges, yet in many cases organizations are overwhelmed by the vast amount of data available to them, or have difficulty accessing and organizing data to effectively make decisions. In order to meet their business goals and manage the information overload, many companies are reengineering common business practices by turning to networked systems and distributed computing, and providing information to managers at all levels within an organization.

Using geography as a common theme to manage information has become an increasingly important way to leverage information technology across an organization. A significant amount of all corporate data has a geographic component, such as an address or postal code. By using the geographic component and positioning data on maps according to geographic relationships, mapping software enables users to visualize trends and patterns not previously recognized and can make such data easier to use and understand. For many businesses, mapping software provides a cost effective solution to improve their decision-making process.

PRODUCTS AND SERVICES
---------------------

The Company offers a range of mapping software and data products, in addition to services that include consulting, training, and technical support for both end users and developers.

SOFTWARE PRODUCTS
-----------------

MAPINFO PROFESSIONAL 4.1

MapInfo Professional 4.1 is a full-featured, customizable mapping software package for businesses and GIS analysts. It includes a wide range of data visualization, management and analysis tools, plus open database connectivity
(ODBC) to directly access corporate databases. It is compatible with Microsoft's OLE technology, allowing MapInfo maps to be easily integrated into other applications. MapInfo Professional can be customized for specific industry uses.

MAPINFO DESKTOP

Introduced in March 1996, MapInfo Desktop is a desktop mapping software package for visualizing and analyzing various data types stored on an individual user's computer. MapInfo Desktop contains a subset of MapInfo Professional functionality; it offers an easy migration path to MapInfo Professional for users as their mapping needs become more sophisticated.

MAPBASIC DEVELOPMENT ENVIRONMENT

The MapBasic Development Environment consists of a BASIC-like programming language and other development tools. It is used by IS organizations and third-party developers to create customized mapping applications for use with MapInfo Professional. MapBasic can be used to extend or focus the functionality of MapInfo Professional, modify the user interface to a specific business need, automate routine operations, and integrate MapInfo Professional with other applications.

MAPINFO PROSERVER

MapInfo ProServer is a suite of software and developer tools for creating Internet/intranet mapping applications. With MapInfo ProServer, the data and application reside on a server for easy updating and distribution. It allows end users to access mapping through standard Web browsers or other custom interfaces using Internet protocols. Introduced in September 1996, the MapInfo ProServer suite includes MapInfo Professional and MapBasic, in addition to the MapInfo ProServer software.

MAPINFO MAPX

MapInfo MapX is an OCX component used by developers to embed mapping functionality into new and existing applications. Developers can work from within familiar object oriented development environments such as Visual Basic, PowerBuilder, and Delphi to add a mapping object to an application. End users can access mapping functionality from their familiar business applications created by developers. MapInfo MapX was introduced in November 1996.

SPATIALWARE

SpatialWare is a suite of technologies that includes all the software components needed to store, access, maintain and manage map and other spatial data in a native Oracle 7.x database system. Capabilities for other relational database management systems (RDBMS) are anticipated to follow. SpatialWare allows map/spatial data and core relational business data to be combined into a single database, providing easy use of both types of data at once in mapping applications. Through SpatialWare, map/spatial data experiences all the benefits that an RDBMS provides for other business data such as data integrity, multi-user access, back-up/recovery, and security. SpatialWare also provides industry standard SQL-based querying and analysis operations. In October 1996, MapInfo purchased an exclusive worldwide license to market SpatialWare technology and an option to acquire the technology. SpatialWare was not marketed by MapInfo in FY 1996.

DATA PRODUCTS
-------------

The Company develops and markets a wide range of data products that are used with its mapping software products to enhance an application. The Company's data products fall into three categories:

 .  Geocoding products
 .  Geographic and demographic information products
 .  Software utilities

GEOCODING PRODUCTS

Geocoding products assign latitude/longitude coordinates to corporate data containing geographic references so that the data can be accurately placed on a map and analyzed geographically. MapInfo's geocoding products prepare data for use in MapInfo Professional and other mapping applications. MAPMARKER is a geocoding product marketed in the United States. It is available as a client or server-side product, and includes a developer kit for creating customized geocoding solutions to fit into specific business processes, such as point-of-sale applications. MapMarker can batch geocode entire databases or be used interactively to geocode addresses as they are entered. The Company also markets geocoders for use in the United Kingdom and Australia.

GEOGRAPHIC AND DEMOGRAPHIC INFORMATION PRODUCTS

The Company offers a broad line of worldwide geographic and demographic information products for use with MapInfo software. These products compile extensive quantities of data derived from public and private sources. The Company often re-engineers this data, and aesthetically enhances it, so that the resulting data product conforms to MapInfo standards and can be used more effectively with MapInfo software products. The Company typically pays royalties to third parties with respect to sales of data products that are developed by outside sources.

The Company's geographic and demographic data products include the following:

Streets. The Company's street-based data products are based on files available from the United States Census Bureau. The Company's selection of street maps includes streets, highways, water boundaries, railroad tracks, bridges and town boundaries. Address ranges are also included in metropolitan areas. By overlaying any geocoded database with a street address field, a user can display each record as a point in its relative location. In addition to data for the United States, street-level files are available for Canada, Germany, Italy, Belgium, Sweden, the Netherlands, Switzerland, France, Austria, Moscow and St. Petersburg-Russia, Barcelona-Spain, Poland, Japan, Australia, Malaysia, Israel, Mexico, Brazil, Argentina, Chile, Columbia, Venezuela, and Uruguay.

Boundary Files. The Company's boundary maps allow users to shade, color, or add symbols that represent important information or business data contained in these areas. These boundaries include ZIP Code areas, states, counties, census tracks, block groups and Congressional districts in the United States, and other country-specific boundaries such as postcodes, provinces, cantons, landers, and prefectures.

Demographic Data. The Company offers thousands of map-compatible demographic data files for use with MapInfo software. Data available from the Company includes information relating to population, income, retail activity, employment, consumer trends and preferences, lifestyles, manufacturing and other business data, Yellow Pages, and banking and telecommunications data.

Other International Data. The Company offers digital map data with respect to Canada, the European Community, Asia Pacific and other international regions. For example, the Company offers maps showing all Canadian highways, showing European postal code boundaries for 17 countries in Western Europe, and showing prefecture boundaries for China.

The Company relies in part on strategic partners and independent developers for the development of specialized data products that use MapInfo software. Failure by such strategic partners or independent developers to continue to develop such data products could have a material adverse effect on the Company's business and results of operations.

SOFTWARE UTILITIES

The Company offers additional software utilities that translate and convert certain types of GIS files for use in MapInfo applications. These utilities allow data from other formats to be registered and used in MapInfo software and allow differing earth coordinate systems to be aligned with each other for accuracy. The Company also offers a translator application programming interface (API) to third parties for their development of data format translators.

SERVICES
--------

The Company's services include consulting, training, and technical support. Consulting services are offered to assist customers in developing, implementing, and maintaining specialized mapping applications. Services include advisory services, such as project planning, project design and management, and code review; and software development services, such as custom programming, application development, and software integration with existing client software or other software applications. The Company charges for these services on a fixed fee or per day basis. The Company also offers a Developer Services program to assist its network of value-added resellers in designing and developing applications and in training on new MapInfo products. In addition, the Company provides product technical support and training classes for its customers.

PRODUCT DEVELOPMENT
-------------------

The software industry is characterized by extremely rapid changes in technology, which requires continuous expenditure on product research and development to enhance existing products and create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. The Company is committed to an open systems, standards-based product architecture to provide software products that can be integrated into an existing business technical environment and be adaptable as the environment changes.

Most of the Company's software products are developed internally. Internal development allows the Company to maintain close technical control over products in terms of enhancements and modifications based on customer needs, and allows the Company to create a family of products that provide natural migration paths for customers as their mapping needs change.

MARKETING & DISTRIBUTION
------------------------

The Company has established multiple distribution channels to reach a broad array of industries while simultaneously addressing specific vertical markets. Distribution channels include an indirect channel of value-added resellers and distributors, a corporate accounts sales force, and a telemarketing sales group. The Company has field selling offices in eight locations in North America, three locations in Europe, and three locations in Australia. The Company also has direct sales offices in China, Hong Kong, Taiwan, and Japan.

The Company's direct sales and marketing organization is complimented by a network of corporate partners including resellers, system integrators, and distributors, which purchase the Company's products at a discount for resale and may provide training, consulting services, application development, customization, and data products to end users. Outside North America, distributors are the predominant channel of distribution. These distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

The Company also has an established network of strategic alliances with leading software companies including Microsoft, Informix, and Oracle. The Company conducts joint sales and marketing programs and has technology agreements with these companies to integrate mapping into their solutions and gain exposure to a wider range of potential customers.

To build corporate identity and generate demand in support of the sales effort, the Company conducts comprehensive marketing programs, which include advertising, public relations, trade shows, direct mail, MapInfo Magazine, Web-based promotions, and ongoing communications to customers about new products. The Company additionally offers cooperative advertising and other marketing support to its value-added reseller partners. The Company sponsors an annual reseller's conference, which generates communication and support for the reseller network. The Company also sponsors European and Asia Pacific partner conferences, which foster communication and support on an international level.

The Company markets its products to the business mapping market. Until recently, the business mapping market consisted of mapping software applications for the PC. Today, organizations seeking more widespread deployment of critical business applications are demanding mapping solutions for networks, including Internet/intranet and data warehouses. They are also demanding tools that integrate mapping functionality into other applications, and tools to manage complex geo-spatial data. The Company has recently expanded its product offerings beyond the desktop market to the enterprise and Internet/intranet markets. Sales to the enterprise and Internet/intranet markets are directed to different decision makers within customer organizations and require different selling and marketing programs than are used in the desktop market.

COMPETITION
-----------

The Company encounters significant competition from various companies offering mapping software. This includes Environmental Systems Research Institute, Small World, Tactician and others.

INTELLECTUAL PROPERTY
---------------------

The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes the trademark and copyright protections are less significant to the Company's success than other factors such as the knowledge and ability and experience of the Company's personnel, name recognition and ongoing product development and support.

The Company supplies MapInfo software products primarily under shrinkwrap licenses. Shrinkwrap licenses are not negotiated with or signed by individual licensees and take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the license program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, the Company supplies its MapInfo products using a hardware access key in many countries. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

ITEM 2. PROPERTIES

The Company leases two premises totaling approximately 102,000 square feet of office space in the Rensselaer Technology Park in Troy, New York, which leases expire in 2002 and 2004. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the Americas. In addition, the Company leases eight sales offices in the United States, three sales offices in Europe, three sales offices in Australia, and a sales support office in Japan.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each present executive officer of the Company, (ii) the position(s) presently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

     Executive Officer   Age Position
     -----------------   --- --------
     Michael D. Marvin   51  Chairman of the Board
     John C. Cavalier    57  President and Chief Executive Officer
     John F. Haller      32  Vice President-Technology and Secretary
     D. Joseph Gersuk    46  Vice President, Treasurer and Chief Financial Officer
     Elizabeth A.Ireland 38  Vice President-Marketing
     F. Steven Weick     51  Vice President-Engineering

Mr. Marvin has served as Chairman of the Board since 1992 and served as acting President and Chief Executive Officer from September 1, 1996 upon the announced resignation of the Company's former President and Chief Executive Officer, to November 1, 1996. From 1987 to 1992, Mr. Marvin served as Chief Executive Officer of the Company. Mr. Marvin is a partner in Exponential Business Development Co., a seed capital company. He is a director of Project Software & Development, Inc. and various private companies. He is also Vice Chairman of the New York Software Alliance.

Mr. Cavalier began serving as President and Chief Executive Officer on November 1, 1996. From 1993 to 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. From 1990 to 1992, Mr. Cavalier was President and Chief Executive Officer of Bimillenium Corporation. Mr. Cavalier is a director of Focus Enhancements Incorporated.

Mr. Haller, a founder of the Company, has served as Vice President-Technology and Secretary since the Company's inception in 1986.

Mr. Gersuk has served as Vice President, Treasurer and Chief Financial Officer since October 1994. From November 1992 to October 1994, Mr. Gersuk was a director of and employed by DataEase Sapphire International Inc., a computer software company, as Vice President and Chief Financial Officer. From 1986 to 1992, Mr. Gersuk served as Vice President and Chief Financial Officer of a subsidiary of The Penn Central Corporation engaged in the non-destructive testing business, and its successor through acquisition, Stavely NDT Technologies Inc.

Ms. Ireland has been employed by the Company since 1988 and has served as Vice President-Marketing since 1995. Prior to assuming her role as Vice President-Marketing, Ms. Ireland served as Vice President- Business Development and Information Products.

Mr. Weick has served as Vice President-Engineering since February 1995. Mr. Weick was employed by Sapiens/SmartStar International most recently as Vice President, Development in 1994 and from 1992 to 1993 was employed by Hewlett Packard as a Consultant. From 1985 to 1990, Mr. Weick served as Vice President, Communications Hardware and Software Development for Tandem Computers.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock during the fiscal years ended September 30, 1995 and 1996.

                                                                       1995
                                                                   -------------
     PERIOD                                                         HIGH   LOW
     ------                                                        ------ ------
     First Quarter................................................ $26.25 $16.50
     Second Quarter............................................... $31.75 $22.50
     Third Quarter................................................ $40.00 $29.00
     Fourth Quarter............................................... $37.00 $19.25
                                                                       1996
                                                                   -------------
     PERIOD                                                         HIGH   LOW
     ------                                                        ------ ------
     First Quarter................................................ $23.25 $17.75
     Second Quarter............................................... $21.00 $ 9.50
     Third Quarter................................................ $18.00 $ 7.50
     Fourth Quarter............................................... $13.00 $ 9.50

The approximate number of holders of record of the Company's Common Stock at December 1, 1996 was 470. This number does not include stockholders for whom shares were held in nominee name.

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                        Year ended September 30,
                              ---------------------------------------------
                                1992     1993      1994     1995     1996
                              -------- --------  -------- -------- --------
                               (in thousands, except earnings per share )
Income Statement data:
Net revenues                  $ 10,584 $ 18,435  $ 29,720 $ 40,041 $ 41,532
Cost of revenues                 2,735    4,018     6,190    7,725    9,360
                              -------- --------  -------- -------- --------
Gross profit                     7,849   14,417    23,530   32,316   32,172
                              -------- --------  -------- -------- --------
Operating expenses:
  Research and development       1,576    2,672     4,102    5,752    6,984
  Selling and marketing          4,596    7,069    11,736   17,541   19,565
  General and administrative     1,126    1,802     3,077    4,749    5,688
                              -------- --------  -------- -------- --------
    Total operating expenses     7,298   11,543    18,915   28,042   32,237
                              -------- --------  -------- -------- --------
Operating income (loss)            551    2,874     4,615    4,274      (65)
Other income (expense), net         53     (131)      406    1,035      975
                              -------- --------  -------- -------- --------
Income before provision for
 income taxes                      604    2,743     5,021    5,309      910
Provision for income taxes         190    1,014     1,823    1,513      203
                              -------- --------  -------- -------- --------
Net income                    $    414 $  1,729  $  3,198 $  3,796 $    707
                              ======== ========  ======== ======== ========
Earnings per share:
  Primary                     $   0.10 $   0.41  $   0.61 $   0.65 $   0.12
  Fully diluted               $   0.10 $   0.39  $   0.61 $   0.65 $   0.12
Weighted average shares
 outstanding:
  Primary                        4,052    4,219     5,231    5,841    5,865
  Fully diluted                  4,052    4,464     5,236    5,841    5,865
Balance Sheet data:
  Total assets                $  6,219 $ 10,383  $ 37,254 $ 46,422 $ 49,091
  Long-term obligations, less
   current portion            $    460 $    549  $    265 $     95 $     17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     (in thousands, except earnings per share)

OVERVIEW

MapInfo develops, manufactures, markets, licenses and supports business mapping software and data products on a worldwide basis. The Company's products and services include software, application development tools, geographic and demographic data products, consulting services, training and technical support for personal computers, workstations, and servers. The Company has organized its operations into three principal operating units: the Americas (North, Central and South America), Europe, and Asia Pacific.

RESULTS OF OPERATIONS FOR 1994, 1995 AND 1996

  NET REVENUES

                                1994   Change  1995   Change  1996
  ------------------------------------------------------------------
   Software and data products  $26,981   34%  $36,070    3%  $36,980
   Services                      2,739   45%    3,971   15%    4,552
  ------------------------------------------------------------------
   Net revenues                $29,720   35%  $40,041    4%  $41,532
  ------------------------------------------------------------------

In 1996, the increase in revenues was due to increased unit sales of software and data products in Asia Pacific and Europe, including the increased sales resulting from the acquisition of the Company's master distributor in Australia in August 1995. This offset a decline in revenues in the Americas primarily due to decreased unit sales of some software and data products, a shift in the mix of products sold toward lower-priced products, decreased technology licensing and development fees, and decreased services revenues. In the Americas, the decline in revenues in 1996 resulted from a combination of factors, including the shift from a primarily-direct to a primarily-indirect distribution model, lower productivity from the reseller channel, attrition in the field sales organization, and changing market conditions. In 1995, the increase in revenues was primarily due to increased unit sales of software products in Asia Pacific and Europe, increased technology licensing and development fees and increased services revenues in the Americas. The Americas represented 81%, 70% and 52% of Company revenues in 1994, 1995 and 1996. Asia Pacific represented 6%, 12% and 24% of Company revenues in 1994, 1995 and 1996. Europe represented 13%, 18% and 24% of Company revenues in 1994, 1995 and 1996. Sales to one distributor in the Asia Pacific region represented 7% and 9% of total net revenues in 1995 and 1996. The next scheduled expiration/renewal date for the distribution contract with this distributor is March 1, 1997. There can be no assurance that this contract will be renewed.

The Company's operating results are affected by exchange rates. Approximately 8%, 10%, and 25% of the Company's revenues were collected in foreign currencies during 1994, 1995 and 1996. The impact of exchange rates on net income is less than on revenues, as some of the Company's international operating expenses are also incurred in local currencies. To date, the impact of exchange rates has not been significant.

  COST OF REVENUES

                                1994  Change  1995  Change  1996
  ---------------------------------------------------------------
   Cost of revenues            $6,190   25%  $7,725   21%  $9,360
   Percentage of net revenues   20.8%         19.3%         22.5%
  ---------------------------------------------------------------

Cost of revenues as a percentage of net revenues increased in 1996 due to lower technology licensing and development fees, the cost of bundling other software products with MapInfo Professional, and the write-off of obsolete inventory. The percentage decreased in 1995 compared to 1994 due to increased technology licensing and development fees and increased profitability of services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(in thousands, except earnings per share)
  OPERATING EXPENSES

                                1994   Change  1995   Change  1996
  ------------------------------------------------------------------
   Research and development    $ 4,102   40%  $ 5,752   21%  $ 6,984
   Percentage of net revenues    13.8%          14.4%          16.8%
  ------------------------------------------------------------------
   Selling and marketing       $11,736   49%  $17,541   12%  $19,565
   Percentage of net revenues    39.5%          43.8%          47.1%
  ------------------------------------------------------------------
   General and administrative  $ 3,077   54%  $ 4,749   20%  $ 5,688
   Percentage of net revenues    10.4%          11.9%          13.7%
  ------------------------------------------------------------------

Research and development costs increased in 1996 due to increased headcount, higher compensation costs following a competitive review, and higher depreciation and amortization expense in support of the Company's efforts to accelerate product development. The increases in 1995 expenses resulted primarily from the planned addition of software developers, documentation and quality assurance engineers, and the associated support costs. Research and development headcount increased from 65 at September 30, 1994 to 83 at the end of 1995 to 89 at the end of 1996. Capitalized product development costs were $569, $594, and $1,316 in 1994, 1995 and 1996, respectively. These amounts represented 12%, 9% and 16% of total research and development costs in 1994, 1995 and 1996.

Selling and marketing expenses increased in 1996 primarily due to operating costs in Australia and the costs of an office in Tokyo to support the Company's master distributor in Japan. In the Americas, selling and marketing expenses increased slightly, but represented a significantly greater percentage of the Americas' revenues compared to 1995 due to the decline in revenues described earlier. In 1995, selling and marketing expenses increased at a faster rate than revenues due to the planned increase in marketing programs worldwide and increased sales headcount in Europe and Asia Pacific.

General and administrative expenses increased in 1996 primarily due to operating costs in Australia and increased costs in the United Kingdom in support of the expansion of European operations. The increase in 1995 was primarily attributable to additional infrastructure costs to support the Company's domestic and international growth and the expenses associated with a public company.

  OTHER INCOME, NET

                                1994  Change  1995  Change 1996
  ----------------------------------------------------------------------------
   Other income, net           $  406  155%  $1,035   -6%  $ 975
  ----------------------------------------------------------------------------

Other income consisted mainly of interest income of $587, $1,141, and $1,206 in 1994, 1995 and 1996. Interest income was derived from the investment of the proceeds from the Company's initial public offering and excess cash flows from operations. Interest income was offset by interest expense, foreign currency losses and other expenses of $181, $106, and $231 in 1994, 1995 and 1996.

  PROVISION FOR INCOME TAXES

                                1994  Change  1995  Change 1996
  ----------------------------------------------------------------------------
   Provision for income taxes  $1,823  -17%  $1,513  -87%  $ 203
   Effective tax rate           36.3%         28.5%        22.3%
  ----------------------------------------------------------------------------

The effective tax rate decreased in 1996 primarily due to an increased portion of pre-tax income derived from tax-exempt investment income. In 1995, the decrease was due to increased research and development credits and increased tax-exempt investment income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(in thousands, except earnings per share)

  NET INCOME AND EARNINGS PER SHARE

                                1994  Change  1995  Change 1996
  --------------------------------------------------------------
   Net income                  $3,198   19%  $3,796  -81%  $ 707
   Percentage of net revenues   10.8%          9.5%         1.7%
   Earnings per share          $ 0.61    7%  $ 0.65  -82%  $0.12
  --------------------------------------------------------------

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $31.9 million at September 30, 1996, and represented 65% of total assets. The portfolio is invested primarily in short-term, liquid, tax-exempt securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1997 and a $10 million credit facility with a bank that expires in January 1997. There were no outstanding borrowings under either facility at September 30, 1996.

Cash generated from operations was $2.0 million, $3.3 million, and $6.1 million in 1994, 1995 and 1996, respectively. Inventories increased from $241 at September 30, 1995 to $1.0 million at September 30, 1996. The increase was due to increased inventories in Europe and Asia in support of increased sales in those markets and the effect of broadening the product line in 1996.

In 1996, cash used for investments in property and equipment totaled $3.4 million, of which approximately $.9 million was used to furnish the new research and development center. Additions to property and equipment in support of the Company's research and development activities and international expansion are expected to continue.

Cash generated from financing activities included the exercise of stock options and share purchases under the Employee Stock Purchase Plan which resulted in proceeds of $156, $806 and $593 in 1994, 1995 and 1996. In February 1994, the Company completed an initial public offering of Common Stock which resulted in net proceeds to the Company of approximately $23 million.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

SPATIALWARE AGREEMENT

Pursuant to an Agreement dated October 2, 1996, the Company acquired an exclusive, worldwide license to distribute and sub-license SpatialWare technology from Unisys Corporation for a six month period. Under the Agreement, the Company also acquired an option to purchase the underlying intellectual property and certain fixed assets and to employ the staff of people engaged in the development, sales and marketing of SpatialWare in Canada, the United States, and Europe. Purchase consideration was $1,439 in cash at closing and is a nominal amount upon the exercise of the purchase option. The Company will include these amounts in capitalized product development costs. The purchase option is exercisable until April 2, 1997. During the option period, the Company will direct the development, marketing and sales efforts of the SpatialWare business.

In the event the option is exercised, the Company will make contingent cash payments to Unisys based on revenues generated by the SpatialWare business, up to a maximum of $1,500. In the event the option is not exercised, the Company will pay Unisys $350, and this amount, together with the original $1,439 purchase price, would be charged to operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(in thousands, except earnings per share)

OUTLOOK: ISSUES AND RISKS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

In addition to the other information in this Annual Report on Form 10-K, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. Between September and December 1996, the Company introduced three new products, ProServer, SpatialWare and MapX. The Company's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

COMPETITION. The Company encounters significant competition in the market for business mapping systems. Increased competition may lead to pricing pressures that could adversely affect the Company's gross margins. Prices of software in Europe and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. Such price uplifts could erode in the future.

RELIANCE ON THIRD PARTIES. The Company relies in part on strategic partners and independent developers for the development of specialized data products that use MapInfo software. Failure by such strategic partners or independent developers to continue to develop such data products, or changes in the contractual arrangements with such strategic partners or independent developers, could have a material adverse effect on the Company's business and results of operations.

EXPANSION TO ENTERPRISE MARKET. The Company has previously marketed its products primarily in the desktop mapping market. The Company has recently expanded its product offerings beyond the desktop market to the enterprise and Internet/intranet markets. Sales to the enterprise and Internet/intranet markets are directed to different decision makers within customer organizations and require different selling and marketing programs than are used in the desktop market. The failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

PRICES. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors.

SHIFT IN DISTRIBUTION MODEL. At the beginning of 1995, the Company implemented a sales and marketing strategy in the Americas that placed increased emphasis on third party distribution channels, principally using value added resellers, for selling the Company's products and services in the Americas. This resulted in an increasing percentage of the Americas revenues coming from value added resellers and a decreasing percentage of revenues coming from direct sales efforts. The average selling prices of the Company's products when sold to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(in thousands, except earnings per share)

value added resellers are typically lower than the average selling prices realized by the Company when selling through direct sales channels. The Company's future success will depend, in part, on its ability to grow revenues in the Americas.

INTELLECTUAL PROPERTY RIGHTS. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrinkwrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions and the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

TECHNOLOGY DEVELOPMENT AND LICENSING FEES. In 1995 and to a lesser degree in 1996, the Company derived a portion of its product revenues from technology development and licensing fees from customers that embedded MapInfo technology into their own software applications. While the Company continues to invest in research and development, there can be no assurance that such technology development and licensing fees will continue in the future.

COST OF REVENUES. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, and services revenues, as well as with the distribution channel mix. Cost of revenues as a percentage of net revenues increased from 19.3% in fiscal 1995 to 22.5% in fiscal 1996. Changes in the revenue mix, as well as the distribution model, may continue to affect cost of revenues as a percentage of net revenues in the future.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues outside the Americas increased from 30% of revenues in fiscal 1995 to 48% of revenues in fiscal 1996. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 121- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The adoption of this Statement is not expected to have a material effect on the Company's financial condition or results of operations. Statement of Financial Accounting Standards No. 123-"Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. The information for pro-forma disclosure is presently not known.

                  QUARTERLY FINANCIAL INFORMATION (unaudited)
                   (in thousands, except earnings per share)

This information has been derived from unaudited quarterly consolidated financial statements that, in the opinion of management include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     Three months ended
                          ----------------------------------------------------------------------------
                          Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30,
                            1994     1995     1995     1995      1995      1996      1996      1996
                     ---------------------------------------------------------------------------------
Net revenues              $ 9,027  $ 9,779  $ 9,953  $ 11,282  $ 9,652   $ 10,660  $ 10,164  $ 11,056
Cost of revenues            1,648    1,823    1,855     2,399    1,936      2,500     2,495     2,429
                     ---------------------------------------------------------------------------------
Gross profit                7,379    7,956    8,098     8,883    7,716      8,160     7,669     8,627
Operating expenses          6,230    6,582    7,389     7,841    7,895      8,215     7,775     8,352
                     ---------------------------------------------------------------------------------
Operating income(loss)      1,149    1,374      709     1,042     (179)       (55)     (106)      275
Other income, net             223      241      295       276      373        225       235       142
                     ---------------------------------------------------------------------------------
Income before taxes         1,372    1,615    1,004     1,318      194        170       129       417
Provision for income
 taxes                        498      468      201       346       58         20        26        99
                     ---------------------------------------------------------------------------------
Net income                $   874  $ 1,147  $   803  $    972  $   136   $    150  $    103  $    318
                     ---------------------------------------------------------------------------------
                     ---------------------------------------------------------------------------------
Earnings per share:
  Primary                 $  0.15  $  0.20  $  0.14  $   0.17  $  0.02   $   0.03  $   0.02  $   0.05
  Fully diluted           $  0.15  $  0.20  $  0.13  $   0.17  $  0.02   $   0.03  $   0.02  $   0.05
Weighted average shares:
 outstanding:
  Primary                   5,754    5,845    5,939     5,845    5,832      5,809     5,873     5,844
  Fully diluted             5,785    5,870    5,954     5,845    5,832      5,809     5,873     5,844

                              MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1996

                                     ITEM 8

                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
Report of Independent Accountants                                           18
Consolidated Statements of Income for the years ended September 30, 1994,
 1995 and 1996                                                              19
Consolidated Balance Sheets as of September 30, 1995 and 1996               20
Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 1994, 1995 and 1996                                          21
Consolidated Statements of Cash Flows for the years ended September 30,
 1994, 1995 and 1996                                                        22
Notes to Consolidated Financial Statements                                  23

[LOGO OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Maplnfo Corporation and Subsidiaries

We have audited the consolidated financial statements and the financial statement schedule of MapInfo Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MapInfo Corporation and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                 COOPERS & LYBRAND L.L.P.

Albany, New York
November 5, 1996

                      MAPINFO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                           Year Ended September 30,
                                          --------------------------
                                            1994     1995     1996
                                          -------- -------- --------
                                            (in thousands, except
                                             earnings per share)
Net revenues:
  Products                                $ 26,981 $ 36,070 $ 36,980
  Services                                   2,739    3,971    4,552
                                          -------- -------- --------
    Total net revenues                      29,720   40,041   41,532
                                          -------- -------- --------
Cost of revenues:
  Products                                   4,035    5,024    6,546
  Services                                   2,155    2,701    2,814
                                          -------- -------- --------
    Total cost of revenues                   6,190    7,725    9,360
                                          -------- -------- --------
Gross profit                                23,530   32,316   32,172
                                          -------- -------- --------
Operating expenses:
  Research and development                   4,102    5,752    6,984
  Selling and marketing                     11,736   17,541   19,565
  General and administrative                 3,077    4,749    5,688
                                          -------- -------- --------
    Total operating expenses                18,915   28,042   32,237
                                          -------- -------- --------
Operating income (loss)                      4,615    4,274      (65)
Other income, net                              406    1,035      975
                                          -------- -------- --------
Income before provision for income taxes     5,021    5,309      910
Provision for income taxes                   1,823    1,513      203
                                          -------- -------- --------
Net income                                $  3,198 $  3,796 $    707
                                          ======== ======== ========
Earnings per share:
  Primary                                 $   0.61 $   0.65 $   0.12
  Fully diluted                           $   0.61 $   0.65 $   0.12
Weighted average shares outstanding:
  Primary                                    5,231    5,841    5,865
  Fully diluted                              5,236    5,841    5,865


                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,
                                                               ---------------
                                                                1995    1996
                                                               ------- -------
                                                               (in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                    $14,846 $27,104
  Short-term investments, at cost                               14,970   4,795
  Accounts receivable, less allowance of $949 at September 30,
   1995, and $1,249 at September 30, 1996                        9,527   7,581
  Inventories                                                      241   1,021
  Other current assets                                           1,148     844
  Income taxes receivable                                                  260
  Deferred income taxes                                            893     845
                                                               ------- -------
    Total current assets                                        41,625  42,450
Property and equipment--net                                      3,564   4,685
Product development costs--net                                     542   1,115
Deferred income taxes                                                      385
Intangibles and other assets                                       691     456
                                                               ------- -------
    Total assets                                               $46,422 $49,091
                                                               ======= =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                             $ 1,542 $ 1,751
  Accrued expenses                                               4,721   4,820
  Deferred revenue                                                 970   1,451
  Income taxes payable                                             107     536
                                                               ------- -------
    Total current liabilities                                    7,340   8,558
Other non-current liabilities                                      268     138
Deferred income taxes                                              118
                                                               ------- -------
    Total liabilities                                            7,726   8,696
                                                               ------- -------
Commitments (Note 7)
Stockholders' Equity:
  Common stock, $.002 par value; 25,000 shares authorized;
   5,648 and 5,775 shares issued, respectively                      11      12
  Preferred stock, $.01 par value; 1,000 shares authorized;
   none issued
  Paid in capital                                               28,846  29,824
  Retained earnings                                              9,840  10,547
  Translation adjustment                                                    13
                                                               ------- -------
                                                                38,697  40,396
Less treasury stock, at cost, 2 shares                               1       1
                                                               ------- -------
    Total stockholders' equity                                  38,696  40,395
                                                               ------- -------
    Total liabilities and stockholders' equity                 $46,422 $49,091
                                                               ======= =======

                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended September 30, 1994, 1995 and 1996

                            Common Stock
                          ---------------- Paid-in Retained Translation Treasury
                           Shares   Amount Capital Earnings Adjustment   Stock
                          ------------------------------------------------------
                                    (in thousands, except share data)
Balance, September 30,
 1993                     3,982,755  $ 8   $ 2,691 $ 2,846                $(1)
Exercise of options         128,943            156
Initial public offering,
 net of offering costs    1,347,500    3    23,095
Tax benefit from option
 exercises                                     571
Net income                                           3,198
                          ------------------------------------------------------
Balance, September 30,
 1994                     5,459,198   11    26,513   6,044                 (1)
Exercise of options and
 sale of stock under the
 Employee Stock Purchase
 Plan                       189,353            806
Tax benefit from option
 exercises                                   1,527
Net income                                           3,796
                          ------------------------------------------------------
Balance, September 30,
 1995                     5,648,551   11    28,846   9,840                 (1)
Exercise of options and
 sale of stock under the
 Employee Stock Purchase
 Plan                       126,429    1       593
Tax benefit from option
 exercises                                     385
Net income                                             707
Foreign currency                                                $13
                          ------------------------------------------------------
Balance, September 30,
 1996                     5,774,980  $12   $29,824 $10,547      $13       $(1)
                          ------------------------------------------------------
                          ------------------------------------------------------




                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended September 30,
                                                --------------------------
                                                  1994     1995     1996
                                                --------  -------  -------
                                                     (in thousands)
CASH FLOWS FROM (USED FOR) OPERATIONS
  Net income                                    $  3,198  $ 3,796  $   707
  Depreciation and amortization                    1,093    1,983    3,153
  Allowance for doubtful accounts and sales re-
   turns                                             120      616      189
  Provision for deferred income taxes                 92     (816)    (455)
  Other                                               16               200
Changes in operating assets and liabilities,
 net of acquisition:
  Accounts receivable                             (1,877)  (5,492)   1,646
  Inventories                                       (207)     482     (669)
  Other current assets                              (628)    (145)     304
  Accounts payable and accrued expenses              764    2,207      426
  Deferred revenue                                   190      580      429
  Income taxes                                      (780)     107      169
                                                --------  -------  -------
    NET CASH FROM OPERATIONS                       1,981    3,318    6,099
                                                --------  -------  -------
CASH FLOWS FROM (USED FOR) INVESTMENTS
  Additions to property and equipment             (1,577)  (2,002)  (3,406)
  Capitalized product development costs             (569)    (594)  (1,316)
  Purchase of business and other assets                      (615)     (76)
  Short-term investments                         (16,079)   3,283   10,175
                                                --------  -------  -------
    NET CASH FROM (USED FOR) INVESTMENTS         (18,225)      72    5,377
                                                --------  -------  -------
CASH FLOWS FROM (USED FOR) FINANCING
  Payments on notes payable, long-term debt and
   capital leases                                   (519)    (183)    (196)
  Proceeds from exercise of stock options and
   ESPP purchases                                    156      806      593
  Tax benefit from option exercises                  571    1,527      385
  Proceeds of issuance of common stock, net       23,098
                                                --------  -------  -------
    NET CASH FROM FINANCING                       23,306    2,150      782
                                                --------  -------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS            7,062    5,540   12,258
Cash and cash equivalents, beginning of period     2,244    9,306   14,846
                                                --------  -------  -------
Cash and cash equivalents, end of period        $  9,306  $14,846  $27,104
                                                ========  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMA-
 TION
Cash paid during the year for:
  Interest                                      $     88  $    32  $    16
  Income taxes                                     1,241      662      170

                            See accompanying notes.

                     MAPINFO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  The Company designs, develops, markets, licenses and supports mapping software products, application development tools, and data products, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company markets its products worldwide through sales offices in North America, Europe, Australia, China, Hong Kong, Taiwan and Japan.

 Basis of Consolidation

  The consolidated financial statements include the accounts of MapInfo Corporation and its wholly-owned subsidiaries formed in 1994 in Germany and in 1995 in the United Kingdom and Australia. Significant intercompany balances and transactions have been eliminated.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets & liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  For the purpose of the cash flows statements, the Company defines cash and cash equivalents as cash and investments with original maturities of three months or less.

 Inventories

  Inventories are stated at the lower of cost or market as determined on the average cost method and consist primarily of computer media, user manuals and software packaging supplies.

 Short-term Investments

  Short-term investments are stated at amortized cost, which approximates market value.

 Property and Equipment

  Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (two to ten years) for financial reporting purposes and accelerated methods for tax purposes. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

 Product Development Costs

  Product development costs, including product enhancements, are capitalized after technological feasibility has been established. These costs are reported at the lower of unamortized cost or net realizable value and are being amortized on a straight-line basis over two years, the estimated economic life of the products. Annual amortization under the straight-line method is greater than the ratio of current gross revenue to total expected product revenues method. Amortization expense is classified as research and development expense in the accompanying consolidated statements of income.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Intangible Assets

  Intangible assets represents the excess of cost over the fair value of net assets acquired. Intangible assets are being amortized using the straight-line method over seven years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

 Revenue Recognition

  Product revenue: Revenue from software license and technology development fees is recognized upon the later of shipment of product or completion of significant obligations to customers, if collectibility of the resulting receivable is probable. Upon the recognition of revenue, all costs associated with insignificant obligations are accrued.

  Postcontract customer support (PCS): Generally, PCS that is bundled with an initial licensing fee is for one year or less and is recognized together with the initial licensing fee on delivery of the software, if collectibility of the resulting receivable is probable and enhancements and the costs of providing these services are expected to be insignificant. When PCS is sold under separate agreements, the revenue is recognized ratably over the term of the agreement.

 Reserve for Returns

  The Company as a matter of policy provides the buyer the right to return the product within 30 days, for a refund of the purchase price or replacement of the product. Accordingly, the Company accrues for estimated future returns.

 Income Taxes

  Statement of Financial Accounting Standard No. 109-"Accounting for Income Taxes" requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date.

  Business tax credits are recorded by the flow-through method of accounting, whereby they are applied as a reduction of income tax expense in the year the credits are utilized.

 Foreign Currency

  The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and the income statements are translated at the average rate of exchange for the year. Gains or losses resulting from translating non-U.S. currency financial statements are accumulated in a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income.

 Computation of Earnings Per Share

  Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options using the treasury stock method.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                (in thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Reclassifications

  Certain reclassifications have been made to the 1994 and 1995 amounts to conform with the 1996 presentation.

2. SHORT-TERM INVESTMENTS

  The Company's short-term investments consist of debt securities which includes Government bonds and Municipal bonds with maturity dates of one year or less. In accordance with SFAS No. 115, these debt securities have been classified in the accompanying consolidated balance sheets as held-to-maturity securities and are reported at amortized cost because the Company has the positive intent and ability to hold these debt securities to maturity.

  At September 30, short-term investments consist of the following:

                                1995                   1996
                       ---------------------- ----------------------
     Type of           Amortized  Aggregate   Amortized  Aggregate
     Investment          cost    market value   cost    market value
     ----------        --------- ------------ --------- ------------
     Municipal bonds     $12,904   $12,905     $4,759      $4,759
     Government bonds      2,066     2,061         36          35
                        -------    -------     ------      ------
                         $14,970   $14,966     $4,795      $4,794
                        =======    =======     ======      ======

Included in other income, net is interest income of $587, $1,141, and $1,206, in 1994, 1995, and 1996, respectively.

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                 September 30,
                                                ----------------
                                                 1995     1996
                                                -------  -------
     Computer hardware and software             $ 5,051  $ 7,365
     Equipment                                      607      945
     Furniture and fixtures                         778    1,335
     Leasehold improvements                          85      286
                                                -------  -------
                                                  6,521    9,931
     Accumulated depreciation and amortization   (2,957)  (5,246)
                                                -------  -------
                                                $ 3,564  $ 4,685
                                                =======  =======


Depreciation and amortization expense for the years ended September 30, 1994, 1995 and 1996 was $843, $1,377, and $2,289, respectively.

4. PRODUCT DEVELOPMENT COSTS

  Product development costs consist of the following:

                                 September 30,
                                ----------------
                                 1995     1996
                                -------  -------
     Product development costs  $ 1,626  $ 2,802
     Accumulated amortization    (1,084)  (1,687)
                                -------  -------
                                $   542  $ 1,115
                                =======  =======

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                (in thousands)



4. PRODUCT DEVELOPMENT COSTS (CONTINUED)

Capitalized product development costs for the years ended September 30, 1994, 1995, and 1996 was approximately $569, $594, and $1,316, respectively.

Amortization of capitalized product development costs for the years ended September 30, 1994, 1995, and 1996 was approximately $250, $606, and $743, respectively.

5. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                         September 30,
                         -------------
                          1995   1996
                         ------ ------
     Accrued payroll     $  695 $1,088
     Accrued vacation       486    503
     Accrued royalties      327    647
     Accrued marketing      246    388
     Accrued commission     651    296
     Accrued other        2,316  1,898
                         ------ ------
                         $4,721 $4,820
                         ====== ======

6. LINES OF CREDIT

  The Company has a $10 million uncollateralized line of credit with a commercial bank, none of which was drawn down at September 30, 1995 or 1996. Interest is at the bank's prime rate. The line of credit expires on January 31, 1997.

The Company has a revolving convertible credit facility with a commercial bank under which a maximum of $20 million can be borrowed for a two year period and then converted into a three year term loan. Interest is at the bank's prime rate, LIBOR plus 1.5%, or a fixed rate, at the Company's option. The credit facility contains certain financial ratio covenants and is collateralized by the common stock and distribution agreements of certain subsidiaries. None of this credit facility was drawn down at September 30, 1996. The facility expires in December 1997.

7. COMMITMENTS

  The Company leases two facilities in the Rensselaer Technology Park totaling approximately 102,000 square feet of office space. These offices house the corporate headquarters and the principal research and development center and the principal sales, marketing and administrative staff for the Americas. These leases contain a nominal escalation in rental payments over the term of the lease, and in addition to monthly lease payments, the Company is responsible for such costs as real estate taxes and maintenance. The Company may acquire these facilities through the termination of these leases at negotiated purchase prices. The leases expire in 2002 and 2004.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1996 decline from $1.8 million in 1997 to $1.4 million in 2001.

Total rent expense for the years ended September 30, 1994, 1995 and 1996 was approximately $653, $722, and $1,665, respectively.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                (in thousands)



8. INCOME TAXES

  Income tax expense consists of:

                            Year Ended September 30,
                           -----------------------------
                             1994      1995      1996
                           --------- ---------  --------
   Current:
     Federal               $   1,463 $   1,742  $  484
     State                       256       548     (50)
     Foreign                      12        39     224
                           --------- ---------  ------
                               1,731     2,329     658
   Deferred income taxes:
     Federal                      68      (664)   (422)
     State                        24      (152)     28
     Foreign                                       (61)
                           --------- ---------  ------
                                  92      (816)   (455)
                           --------- ---------  ------
   Income tax expense      $   1,823 $   1,513  $  203
                           ========= =========  ======

The provision for income taxes has been reduced for research and development tax credits of approximately $108, $246, and $65 in 1994, 1995 and 1996, respectively. At September 30, 1996, the Company has approximately $287 of research and development tax credit carryforwards which begin to expire in 2009 and approximately $92 of alternative minimum tax credit carryforwards which have no expiration date.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:

                                                  Year Ended September 30,
                                                 ----------------------------
                                                   1994      1995      1996
                                                 --------  --------  --------
   Federal statutory income tax rate                   34%       34%       34%
   State taxes                                          3         5         2
   Non-U.S. tax rates and other foreign charges                            24
   Tax-exempt investment income                                  (6)      (42)
   Research and development credit                     (2)       (5)       (7)
   Non-deductible expenses and other                  1.3       0.5      11.3
                                                 --------  --------  --------
                                                     36.3%     28.5%     22.3%
                                                 ========  ========  ========

U.S. income before taxes was $4,935, $5,496, and $684 for the years ended September 30, 1994, 1995 and 1996, respectively.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                (in thousands)



8. INCOME TAXES--(CONTINUED)

  Deferred income taxes recorded in the consolidated balance sheets at September 30, 1995 and 1996 consist of the following temporary differences:

                                               1995   1996
                                               ----  ------
Current deferred tax assets:
 Accrued expenses                              $605  $  513
 Bad debt reserve                                44     106
 Inventory                                       42      31
 Allowance for returns                          202     195
                                               ----  ------
  Net current deferred tax assets               893     845
Long term deferred tax assets (liabilities):
 Capitalized product development costs         (210)   (269)
 Tax credit carryovers                                  379
 Property and equipment                         (42)     73
 Accrued expenses                                87     113
 Other non-current assets                        47      89
                                               ----  ------
  Net long term deferred tax asset (liability) (118)    385
                                               ----  ------
Net deferred tax asset                         $775  $1,230
                                               ====  ======

There are no valuation allowances recorded against the Company's deferred tax assets, as it is more likely than not that all future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets, considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

9. STOCK OPTIONS

  The 1993 Stock Incentive Plan has 925,000 shares reserved for issuance to employees. Stock option activity under this plan is as follows:

                                           Outstanding Options
                                        --------------------------
                              Shares     Number        Price
                             Available     of           per
                             for Grant   Shares        Share
                            --------------------------------------
Initial shares reserved       400,000
   Options granted           (120,116)   120,116  $18.50 to $24.00
   Options forfeited            4,583     (4,583) $19.00
   Options exercised                         (17) $19.00
                            --------------------------------------
Balance, September 30, 1994   284,467    115,516  $18.50 to $24.00
                            --------------------------------------
Additional shares reserved    275,000
   Options granted           (266,400)   266,400  $17.25 to $35.25
   Options forfeited           36,051    (36,051) $18.50 to $26.00
   Options exercised                      (5,522) $18.50 to $21.50
                            --------------------------------------
Balance, September 30, 1995   329,118    340,343  $17.25 to $35.25
                            --------------------------------------
Additional shares reserved    250,000
   Options granted           (698,035)   698,035  $9.625 to $20.00
   Options forfeited          480,017   (480,017) $12.00 to $35.25
   Options exercised                      (2,398) $12.00 to $19.00
                            --------------------------------------
Balance, September 30, 1996   361,100    555,963  $9.625 to $30.25
                            ======================================

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                (in thousands)


9. STOCK OPTIONS--(CONTINUED)

  Under the 1993 Stock Incentive Plan options to purchase 7,306, 41,322 and 53,715 shares of common stock were exercisable at September 30, 1994, 1995 and 1996, respectively.

In March 1996, the Company repriced certain options granted to employees under this plan on a four-for-five basis. Option holders, holding options to purchase an aggregate of 327,177 shares with exercise prices ranging from $17.25 to $35.25 per share were issued 267,741 new options with an exercise price of $12.00 per share, the closing price of the Company's common stock on the date of the repricing. The options granted and forfeited as a result of this repricing are included in the table above.

The 1993 Director Stock Option Plan has 20,000 shares reserved for issuance to non-employee directors. As of September 30, 1996, options to purchase 15,836 shares at prices ranging from $11.00 to $25.00 have been granted under the Director Stock Option Plan. In 1995, options for 1,818 shares were exercised at $11.00. There were no options exercised under this plan in 1994 and 1996. Options for 14,018 shares at prices ranging from $11.00 to $25.00 remain outstanding, of which options for 5,018 shares are exercisable at September 30, 1996.

In addition, the Company has two non-qualified stock option plans (Plan I and II) with six and ten year terms. Options for 60,393, 158,085 and 71,883 shares were exercised under Plans I and II at prices ranging from $1.00 to $11.00 for the years ending September 30, 1994 and 1995, respectively, and at prices ranging from $1.74 to $9.00 for the year ended September 30, 1996. Options for 114,286 shares at prices ranging from $1.74 to $11.00 remain outstanding and options for 58,934 shares are exercisable at September 30, 1996. No further options will be granted under Plans I and II.

In addition, the Company has various non-qualified stock option arrangements with certain employees of the Company, under which 258,033 shares were granted. At September 30, 1996, options for 19,500 shares are vested and remain exercisable at $0.02 per share. Options for 68,533 were exercised at prices ranging from $0.02 to $1.74 in 1994, no options were exercised in 1995, and 10,000 options were exercised at $0.02 per share in 1996.

10. DEFERRED COMPENSATION (401(K)) PLAN

The Company has a deferred compensation (401(k)) plan which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 17% of their annual salary (up to the maximum established by the IRS each year) to the plan. Beginning April 1, 1994, the Company may at its option contribute up to 50% of the first one thousand dollars contributed by each employee to the plan. Deferred compensation expense for the years ended September 30, 1994, 1995 and 1996 was $66, $94 and $110, respectively.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                (in thousands)


11. EMPLOYEE STOCK PURCHASE PLAN

  The 1993 Employee Stock Purchase Plan permits eligible employees to purchase, at a 15% discount, common stock of the Company up to 10% of their pay. The Company has reserved 100,000 shares of common stock for issuance under this plan. Activity under the Plan is as follows:

                                Shares
                              available        Price
                             for issuance    Per  Share
                             ------------ ----------------
Initial shares reserved        100,000
1995 Purchases                 (23,508)   $15.73 to $17.00
                               -------
Balance, September 30, 1995     76,492
1996 Purchases                 (42,148)   $ 9.56 to $10.20
                               -------
Balance, September 30, 1996     34,344
                               =======

12. CONCENTRATION OF CREDIT RISK

  The Company's investment portfolio is diversified and consists of short-term investment grade securities. At September 30, 1996, the Company had $397 in U.S. banks in excess of insured limits and $790 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors. Sales to one distributor represented 9% of total net revenues for the year ended September 30, 1996, and 10% of total accounts receivable at September 30, 1996. The next scheduled expiration/renewal date for this distribution contract is March 1, 1997. There can be no assurance that this distribution contract will be renewed.

13. BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

  The Company operates in one industry segment consisting of the development, marketing, licensing and support of mapping software and data products.

  Summarized information relating to international operations is as follows:

                                              September 30,
                                         -----------------------
                                          1994    1995    1996
                                         ------- ------- -------
Sales to unaffiliated customers:
  United States                          $21,696 $26,298 $19,688
  Europe                                   1,961   3,457  10,067
  Australia                                          607   5,127
  Export sales from United States          6,063   9,679   6,650
                                         ------- ------- -------
   Total sales to unaffiliated customers $29,720 $40,041 $41,532
                                         ======= ======= =======
Operating income (loss)
  United States                          $ 4,394 $ 3,017 $  (473)
  Europe                                     221   1,240     366
  Australia                                           17      42
                                         ------- ------- -------
   Total operating income (loss)         $ 4,615 $ 4,274 $   (65)
                                         ======= ======= =======
Identifiable assets
  United States                          $36,069 $41,815 $42,367
  Europe                                   1,185   3,110   4,980
  Australia                                        1,497   1,744
                                         ------- ------- -------
   Total identifiable assets             $37,254 $46,422 $49,091
                                         ======= ======= =======

                     MAPINFO CORPORATION AND SUBSIDIARIES

                                (in thousands)


13. BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS (CONTINUED)

Export sales from the United States include sales primarily to Canada, Japan, Hong Kong, and, for the first half of 1995, Europe. Individual country revenues do not equal or exceed 10% of total revenues. Revenues outside the Americas increased from 30% of revenues in fiscal 1995 to 48% of revenues in fiscal 1996. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations in the near term.

14. ACQUISITION

  Pursuant to an Asset Purchase Agreement dated August 3, 1995, the Company purchased assets approximating $824 of its master distributor in Australia, Peripheral Systems Pty Ltd., an Australian corporation. Purchase consideration was $330, payable in cash, the assumption of liabilities approximating $116, and an additional cash payment of $378, paid in February 1996. The acquisition was accounted for under the purchase method. The results of operations include the acquired business from date of acquisition.

15. OTHER DEVELOPMENTS

  Statement of Financial Accounting Standards No. 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The adoption of this Statement is not expected to have a material effect on the Company's financial condition or results of operations. Statement of Financial Accounting Standards No. 123- "Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. The information for pro-forma disclosure is presently not known.

16. SUBSEQUENT EVENT

  Pursuant to an Agreement dated October 2, 1996, the Company acquired an exclusive, worldwide license to distribute and sub-license SpatialWare technology from Unisys Corporation for a six month period. Under the Agreement, the Company also acquired an option to purchase the underlying intellectual property and certain fixed assets and to employ the staff of people engaged in the development, sales and marketing of SpatialWare in Canada, the United States, and Europe. Purchase consideration was $1,439 in cash at closing and is a nominal amount upon the exercise of the purchase option. The Company will include these amounts in capitalized product development costs. The purchase option is exercisable until April 2, 1997. During the option period, the Company will direct the development, marketing and sales efforts of the SpatialWare business.

In the event the option is exercised, the Company will make contingent cash payments to Unisys based on revenues generated by the SpatialWare business, up to a maximum of $1,500. In the event the option is not exercised, the Company will pay Unisys $350, and this amount, together with the original $1,439 purchase price, would be charged to operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 13, 1997 (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1997 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Other Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Compensation Committee Interlocks and Insider
Participation" and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedule for the years ended September 30, 1994, 1995 and 1996 included in Item 14(d):

Schedule VIII--Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

  Listing of Exhibits

   EXHIBIT NO.                             DEXCRIPTION
   -----------                             -----------
          *3.1   Restated Certificate of Incorporation of the Registrant, as
                 amended to date.
          #3.2   By-Laws of the Registrant, as amended to date.
          *4     Specimen Certificate for shares of the Registrant's Common
                 Stock.
         *10.1+  Employee Non-Qualified Stock Option Plan I, as amended to date.
         *10.2+  Employee Non-Qualified Stock Option Plan II, as amended to date.
         #10.3+  1993 Stock Incentive Plan, as amended to date.
         #10.4+  1993 Director Stock Option Plan, as amended to date.
         *10.5   Lease Agreement dated as of August 1, 1993 by and between the
                 Registrant and Rensselaer Polytechnic Institute.
        ++10.7+  Amended and Restated Employment Agreement, dated as of
                 February 14, 1994 by and between the Registrant and Brian D.
                 Owen.
 (degrees)10.8+  Amended and Restated Employment Agreement, dated as of May 2,
                 1994 by and between the Registrant and Matthew J. Szulik.
         *10.9+  Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of November 4, 1992 by and between the
                 Registrant and Brian D. Owen.
         *10.10+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of January 5, 1993 by and between the
                 Registrant and Matthew J. Szulik.
        ++10.11+ Employee Patent and Confidential Information Agreement dated as of May 1, 1988 by and between the Registrant and Michael D.
                 Marvin.
        ++10.12+ Employee Patent and Confidential Information Agreement dated as of May 3, 1988 by and between the Registrant and John F.
                 Haller.
       +++10.13+ Employment Agreement, dated as of October 18, 1994 by and between the Registrant and D. Joseph Gersuk.
       +++10.14+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of October 20, 1994 by and between the
                 Registrant and D. Joseph Gersuk.
       +++10.15+ Employment Agreement, dated as of February 3, 1995 by and between the Registrant and Elizabeth A. Ireland.
       +++10.16+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of August 21, 1989 by and between the
                 Registrant and Elizabeth A. Ireland.
         #10.17+ Employment Agreement, dated as of February 6, 1995 by and between the Registrant and F. Steven Weick.
         #10.18+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of February 7, 1995 by and between the
                 Registrant and F. Steven Weick.
         #10.19  Two Global View Lease. Lease Agreement dated as of January 10,
                 1995 between Rensselaer Polytechnic Institute and the
                 Registrant
         ~10.20+ Amended and restated Employment Agreement dated as of May 16,
                 1995 by and between the Registrant and Brian D. Owen.

 @10.21+ Amended and restated Employment Agreement dated as of May 8, 1996 by and between the Registrant and Michael D. Marvin.
  10.22+ Amended and restated Employment Agreement dated as of September 5,
         1996, by and between the Registrant and Brian D. Owen.
  10.23+ Amended and restated Employment Agreement dated as of September 30,
         1996 by and between the Registrant and Michael D. Marvin.
  10.24+ Employment Agreement executed on October 1, 1996 by and between the
         Registrant and John C. Cavalier.
  10.25+ Employee Patent, Confidential Information and Non-Competition
         Agreement dated September 30, 1996 by and between the Registrant and
         John C. Cavalier.
  10.26+ Amended and restated Employment Agreement dated as of January 11, 1996 by and between the Registrant and D. Joseph Gersuk.
  11     Statement regarding computation of per share earnings.
  21     Subsidiaries of the Registrant.
  23     Consent of Coopers & Lybrand L.L.P.
  27     Financial Data Schedule

--------
 * Incorporated herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).
(degrees)
   Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 15, 1994.
++ Incorporated herein by reference from the exhibits to the Form 10-K filed with the Securities and Exchange Commission on December 28, 1994. +++Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on February 7, 1995.
# Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995.
~ Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 1995.
@ Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 1996.
 + Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(B) Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1996.

                              MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1996

                                   ITEM 14(D)

                          FINANCIAL STATEMENT SCHEDULE

                      MAPINFO CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE VIII
                                 (in thousands)

        COLUMN A           COLUMN B   COLUMN C     COLUMN D     COLUMN E    COLUMN F
        --------          ---------- ---------- -------------- ----------  ----------
                          BALANCE AT ADDITIONS    ADDITIONS                BALANCE AT
                          BEGINNING  CHARGED TO   CHARGED TO                 END OF
      DESCRIPTION         OF PERIOD   EXPENSE   OTHER ACCOUNTS DEDUCTIONS    PERIOD
      -----------         ---------- ---------- -------------- ----------  ----------
Year ended September 30,
 1994:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts and sales
   returns                   $213        70           70(2)        (20)(1)   $  333
Year ended September 30,
 1995:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts and sales
   returns                   $333       218          466(2)        (68)(1)   $  949
Year ended September 30,
 1996:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts and sales
   returns                   $949       301          147(2)       (148)(1)   $1,249

--------
(1)Uncollectible accounts written off.
(2)Allowance for sales returns.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

MAPINFO CORPORATION
(Registrant)

By: _____________________
  John C. Cavalier
  President and Chief Executive Officer

Date: ___________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                        TITLE                    DATE

        /s/ John C. Cavalier           President and Chief       December 30,
-------------------------------------   Executive Officer            1996
          John C. Cavalier              (Principal
                                        Executive Officer)

        /s/ Michael D. Marvin          Chairman of the           December 30,
-------------------------------------   Board                        1996
          Michael D. Marvin

        /s/ D. Joseph Gersuk           Vice President,           December 30,
-------------------------------------   Treasurer and Chief          1996
          D. Joseph Gersuk              Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ John F. Haller            Vice President-           December 30,
-------------------------------------   Technology and               1996
           John F. Haller               Director

        /s/ Laszlo C. Bardos               Director              December 30,
-------------------------------------                                1996
          Laszlo C. Bardos

        /s/ George C. McNamee              Director              December 30,
-------------------------------------                                1996
          George C. McNamee

        /s/ James A. Perakis               Director              December 30,
-------------------------------------                                1996
          James A. Perakis

         /s/ John F. Burton                Director              December 30,
-------------------------------------                                1996
           John F. Burton

          /s/ Brian D. Owen                Director              December 30,
-------------------------------------                                1996
            Brian D. Owen

                                 EXHIBIT INDEX

                                        SEQUENTIAL
   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------
          *3.1   Restated Certificate of Incorporation of the Registrant,
                 as amended to date.
          #3.2   By-Laws of the Registrant, as amended to date.
          *4     Specimen Certificate for shares of the Registrant's
                 Common Stock.
         *10.1+  Employee Non-Qualified Stock Option Plan I, as amended to date.
         *10.2+  Employee Non-Qualified Stock Option Plan II.
         #10.3+  1993 Stock Incentive Plan.
         #10.4+  1993 Director Stock Option Plan.
         *10.5   Lease Agreement dated as of August 1, 1993 by and
                 between the Registrant and Rensselaer Polytechnic
                 Institute.
        ++10.7+  Amended and Restated Employment Agreement, dated as of
                 February 14, 1994 by and between the Registrant and
                 Brian D. Owen.
 (degrees)10.8+  Amended and Restated Employment Agreement, dated as of
                 May 2, 1994 by and between the Registrant and Matthew J.
                 Szulik
         *10.9+  Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of November 4, 1992 by
                 and between the Registrant and Brian D. Owen.
         *10.10+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of January 5, 1993 by and
                 between the Registrant and Matthew J. Szulik.
        ++10.11+ Employee Patent and Confidential Information Agreement
                 dated as of May 1, 1988 by and between the Registrant
                 and Michael D. Marvin.
        ++10.12+ Employee Patent and Confidential Information Agreement
                 dated as of May 3, 1988 by and between the Registrant
                 and John F. Haller.
       +++10.13+ Employee Agreement, dated as of October 18, 1994 by and between the Registrant and D. Joseph Gersuk.
       +++10.14+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of October 20, 1994 by
                 and between the Registrant and D. Joseph Gersuk.
       +++10.15+ Employee Agreement, dated as of February 3, 1995 by and between the Registrant and Elizabeth A. Ireland.
       +++10.16+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of August 21, 1989 by and
                 between the Registrant and Elizabeth A. Ireland.
         #10.17+ Employment Agreement, dated as of February 6, 1995 by and between the Registrant and F. Steven Weick.
         #10.18+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of February 7, 1995 by
                 and between the Registrant and F. Steven Weick.
         #10.19  Two Global View Lease. Lease Agreement dated as of
                 January 10, 1995 between Rensselaer Polytechnic
                 Institute and the Registrant.

                                    SEQUENTIAL
 EXHIBIT NO.                       DESCRIPTION                         PAGE NO.
 -----------                       -----------                         --------
 ~10.20+     Amended and restated Employment Agreement dated as of
             May 16, 1995 by and between the Registrant and Brian D.
             Owen.
 @10.21+     Amended and restated Employment Agreement dated as of
             May 8, 1996 by and between the Registrant and Michael
             D. Marvin.
  10.22+     Amended and restated Employment Agreement dated as of
             September 5, 1996, by and between the Registrant and
             Brian D. Owen.
  10.23+     Amended and restated Employment Agreement dated as of
             September 30, 1996 by and between the Registrant and
             Michael D. Marvin.
  10.24+     Employment Agreement dated as of September 28, 1996 by
             and between the Registrant and John C. Cavalier.
  10.25+     Employee Patent, Confidential Information and Non
             Competition Agreement dated September 30, 1996 by and
             between the Registrant and John C. Cavalier.
  10.26+     Amended and restated Employment Agreement dated as of
             January 11, 1996 by and between the Registrant and D.
             Joseph Gersuk.
  11         Statement regarding computation of per share earnings.
  21         Subsidiaries of Registrant.
  23         Consent of Coopers & Lybrand L.L.P.
  27         Financial Data Schedule

--------
 * Incorporated herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).
(degrees)
   Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 15, 1994.
++ Incorporated herein by reference from the exhibits to the Form 10-K filed with the Securities and Exchange Commission on December 28, 1994. +++Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on February 7, 1995.
# Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995.
~ Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 1995.
@ Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 1996.
+ Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.