Form 10-K/A
period 1996-09-30
MAPINFO CORP
filed 1997-01-03
CIK 916238

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

  Summarized information relating to international operations is as follows:

                                              September 30,
                                         ------------------------
                                          1994    1995     1996
                                         ------- -------  -------
Sales to unaffiliated customers:
  United States                          $21,696 $26,298  $19,688
  Europe                                   1,961   3,457   10,067
  Australia                                          607    5,127
  Export sales from United States          6,063   9,679    6,650
                                         ------- -------  -------
   Total sales to unaffiliated customers $29,720 $40,041  $41,532
                                         ======= =======  =======
Operating income (loss)
  United States                          $ 4,394 $ 4,406  $  (473)
  Europe                                     221    (149)     366
  Australia                                           17       42
                                         ------- -------  -------
   Total operating income (loss)         $ 4,615 $ 4,274  $   (65)
                                         ======= =======  =======
Identifiable assets
  United States                          $36,069 $41,815  $42,367
  Europe                                   1,185   3,110    4,980
  Australia                                        1,497    1,744
                                         ------- -------  -------
   Total identifiable assets             $37,254 $46,422  $49,091
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

  Listing of Exhibits

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------
          *3.1   Restated Certificate of Incorporation of the Registrant, as
                 amended to date.
          r3.2   By-Laws of the Registrant, as amended to date.
          *4     Specimen Certificate for shares of the Registrant's Common
                 Stock.
         *10.1+  Employee Non-Qualified Stock Option Plan I, as amended to date.
         *10.2+  Employee Non-Qualified Stock Option Plan II, as amended to date.
         r10.3+  1993 Stock Incentive Plan, as amended to date.
         r10.4+  1993 Director Stock Option Plan, as amended to date.
         *10.5   Lease Agreement dated as of August 1, 1993 by and between the
                 Registrant and Rensselaer Polytechnic Institute.
        ++10.7+  Amended and Restated Employment Agreement, dated as of
                 February 14, 1994 by and between the Registrant and Brian D.
                 Owen.
 (degrees)10.8+  Amended and Restated Employment Agreement, dated as of May 2,
                 1994 by and between the Registrant and Matthew J. Szulik.
         *10.9+  Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of November 4, 1992 by and between the
                 Registrant and Brian D. Owen.
         *10.10+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of January 5, 1993 by and between the
                 Registrant and Matthew J. Szulik.
        ++10.11+ Employee Patent and Confidential Information Agreement dated as of May 1, 1988 by and between the Registrant and Michael D.
                 Marvin.
        ++10.12+ Employee Patent and Confidential Information Agreement dated as of May 3, 1988 by and between the Registrant and John F.
                 Haller.
        ++10.13+ Employment Agreement, dated as of October 18, 1994 by and between the Registrant and D. Joseph Gersuk.
        ++10.14+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of October 20, 1994 by and between the
                 Registrant and D. Joseph Gersuk.
        ++10.15+ Employment Agreement, dated as of February 3, 1995 by and between the Registrant and Elizabeth A. Ireland.
        ++10.16+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of August 21, 1989 by and between the
                 Registrant and Elizabeth A. Ireland.
         r10.17+ Employment Agreement, dated as of February 6, 1995 by and between the Registrant and F. Steven Weick.
         r10.18+ Employee Patent, Confidential Information and Non-Competition
                 Agreement dated as of February 7, 1995 by and between the
                 Registrant and F. Steven Weick.
         r10.19  Two Global View Lease. Lease Agreement dated as of January 10,
                 1995 between Rensselaer Polytechnic Institute and the
                 Registrant
         g10.20+ Amended and restated Employment Agreement dated as of May 16,
                 1995 by and between the Registrant and Brian D. Owen.

 h10.21+ Amended and restated Employment Agreement dated as of May 8, 1996 by and between the Registrant and Michael D. Marvin.
 s10.22+ Amended and restated Employment Agreement dated as of September 5,
         1996, by and between the Registrant and Brian D. Owen.
 s10.23+ Amended and restated Employment Agreement dated as of September 30,
         1996 by and between the Registrant and Michael D. Marvin.
 s10.24+ Employment Agreement executed on October 1, 1996 by and between the
         Registrant and John C. Cavalier.
 s10.25+ Employee Patent, Confidential Information and Non-Competition
         Agreement dated September 30, 1996 by and between the Registrant and
         John C. Cavalier.
 s10.26+ Amended and restated Employment Agreement dated as of January 11, 1996 by and between the Registrant and D. Joseph Gersuk.
  s11    Statement regarding computation of per share earnings.
  s21    Subsidiaries of the Registrant.
   23    Consent of Coopers & Lybrand L.L.P.
  s27    Financial Data Schedule

--------
        * Incorporated herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).
(degrees) Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 15, 1994. ++ Incorporated herein by reference from the exhibits to the Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.
        ++Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on February 7, 1995.
       r  Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995.
       g  Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 1995.
       h  Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 1996.
        + Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
        s Previously filed.

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

MAPINFO CORPORATION
(Registrant)

By: /s/ Joseph Gersuk
  Joseph Gersuk
  Vice President, Treasurer and Chief Finanical Officer (Principal Financial and Acccounting Officer)

Date: January 2, 1997

                                 EXHIBIT INDEX

                                      SEQUENTIAL
   EXHIBIT NO.                       DESCRIPTION                       PAGE NO.
   -----------                       -----------                       --------
          *3.1   Restated Certificate of Incorporation of the
                 Registrant, as amended to date.
          r3.2   By-Laws of the Registrant, as amended to date.
          *4     Specimen Certificate for shares of the Registrant's
                 Common Stock.
         *10.1+  Employee Non-Qualified Stock Option Plan I, as
                 amended to date.
         *10.2+  Employee Non-Qualified Stock Option Plan II, as
                 amended to date.
         r10.3+  1993 Stock Incentive Plan, as amended to date.
         r10.4+  1993 Director Stock Option Plan, as amended to
                 date.
         *10.5   Lease Agreement dated as of August 1, 1993 by and
                 between the Registrant and Rensselaer Polytechnic
                 Institute.
        ++10.7+  Amended and Restated Employment Agreement, dated as of February 14, 1994 by and between the Registrant
                 and Brian D. Owen.
 (degrees)10.8+  Amended and Restated Employment Agreement, dated as of May 2, 1994 by and between the Registrant and
                 Matthew J. Szulik.
         *10.9+  Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of November 4, 1992
                 by and between the Registrant and Brian D. Owen.
         *10.10+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of January 5, 1993
                 by and between the Registrant and Matthew J.
                 Szulik.
        ++10.11+ Employee Patent and Confidential Information
                 Agreement dated as of May 1, 1988 by and between
                 the Registrant and Michael D. Marvin.
        ++10.12+ Employee Patent and Confidential Information
                 Agreement dated as of May 3, 1988 by and between
                 the Registrant and John F. Haller.
        ++10.13+ Employment Agreement, dated as of October 18, 1994 by and between the Registrant and D. Joseph Gersuk.
        ++10.14+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of October 20, 1994
                 by and between the Registrant and D. Joseph Gersuk.
        ++10.15+ Employment Agreement, dated as of February 3, 1995 by and between the Registrant and Elizabeth A.
                 Ireland.
        ++10.16+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of August 21, 1989
                 by and between the Registrant and Elizabeth A.
                 Ireland.
         r10.17+ Employment Agreement, dated as of February 6, 1995 by and between the Registrant and F. Steven Weick.
         r10.18+ Employee Patent, Confidential Information and Non-
                 Competition Agreement dated as of February 7, 1995
                 by and between the Registrant and F. Steven Weick.
         r10.19  Two Global View Lease. Lease Agreement dated as of
                 January 10, 1995 between Rensselaer Polytechnic
                 Institute and the Registrant
         g10.20+ Amended and restated Employment Agreement dated as of May 16, 1995 by and between the Registrant and
                 Brian D. Owen.

                                    SEQUENTIAL
 EXHIBIT NO.                       DESCRIPTION                         PAGE NO.
 -----------                       -----------                         --------
 h10.21+     Amended and restated Employment Agreement dated as of
             May 8, 1996 by and between the Registrant and Michael
             D. Marvin.
 s10.22+     Amended and restated Employment Agreement dated as of
             September 5, 1996, by and between the Registrant and
             Brian D. Owen.
 s10.23+     Amended and restated Employment Agreement dated as of
             September 30, 1996 by and between the Registrant and
             Michael D. Marvin.
 s10.24+     Employment Agreement executed on October 1, 1996 by and
             between the Registrant and John C. Cavalier.
 s10.25+     Employee Patent, Confidential Information and Non-
             Competition Agreement dated September 30, 1996 by and
             between the Registrant and John C. Cavalier.
 s10.26+     Amended and restated Employment Agreement dated as of
             January 11, 1996 by and between the Registrant and D.
             Joseph Gersuk.
  s11        Statement regarding computation of per share earnings.
  s21        Subsidiaries of the Registrant.
   23        Consent of Coopers & Lybrand L.L.P.
  s27        Financial Data Schedule

--------
        * Incorporated herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).
(degrees) Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 15, 1994. ++ Incorporated herein by reference from the exhibits to the Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.
        ++Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on February 7, 1995.
       r  Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995.
       g  Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 10, 1995.
       h  Incorporated herein by reference from the exhibits to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 1996.
        + Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
        s Previously filed.