Form 10-Q
period 1996-12-31
MAPINFO CORP
filed 1997-02-14
CIK 916238

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                             _____________________

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

                               Yes   X      No _____
                                   -----

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 1997 was 5,778,215.

===============================================================================

                              MAPINFO CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX

PAGE
----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Income Statements
          for the three months ended December 31, 1996 and 1995      1

          Balance Sheets
          as of December 31, 1996 and September 30, 1996             2

          Cash Flows Statements
          for the three months ended December 31, 1996 and 1995      3

          Notes to Financial Statements                              4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        5

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                           10

Signatures                                                           11

PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements

MAPINFO CORPORATION AND SUBSIDIARIES
INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)

                                             Three Months
                                         Ended December 31,
                                        ---------------------
                                          1996         1995
                                        --------     --------
Net revenues                            $ 10,095      $ 9,652
                                        --------     --------
Cost of revenues                           2,151        1,936
                                        --------     --------
Gross profit                               7,944        7,716
                                        --------     --------

Operating expenses:
 Research and development                  2,085        1,490
 Selling and marketing                     5,490        5,149
 General and administrative                1,615        1,256
                                        --------     --------
   Total operating expenses                9,190        7,895
                                        --------     --------
Operating income(loss)                    (1,246)        (179)

Other income(expense)- net                   114          373
                                        --------     --------
Income before income taxes                (1,132)         194
Income tax provision                        (238)          58
                                        --------     --------
Net income (loss)                       $   (894)     $   136
                                        ========     ========
Earnings per share
 Primary                                $  (0.15)     $  0.02
 Fully diluted                          $  (0.15)     $  0.02

Weighted average shares outstanding
 Primary                                   5,878        5,832
 Fully diluted                             5,878        5,832

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(in thousands)

                                                  December 31,    September 30,
                                                     1996             1996
                                                  ------------    ------------
                                                  (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                       $    23,557     $     27,104
  Short-term investments, at cost                       5,396            4,795
  Accounts receivable, less allowance of
    $1,209 and $1,249 at December 31,
    and September 30, 1996, respectively                7,758            7,581
  Inventories - net                                      1,130            1,021
  Other current assets                                  1,429              844
  Income taxes receivable                                 100              260
  Deferred income taxes                                 1,084              845
                                                  ------------    ------------
     Total current assets                              40,454           42,450
Property and equipment - net                            4,657            4,685
Product development costs - net                         2,438            1,115
Deferred income taxes                                     385              385
Intangibles and other assets                              780              456
                                                  ------------    ------------
     Total assets                                 $    48,714     $     49,091
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                               $     1,632     $      1,751
   Accrued expenses                                     4,933            4,820
   Deferred revenue                                     1,990            1,451
   Income taxes payable                                   389              536
                                                  ------------    ------------
     Total current liabilities                          8,944            8,558
Other non-current liabilities                             128              138
                                                  ------------    ------------
     Total liabilities                                  9,072            8,696
                                                  ------------    ------------
Stockholders' Equity:
  Common stock, $0.002 par value                           12               12
  Paid in capital                                      29,828           29,824
  Retained earnings                                     9,653           10,547
  Translation adjustment                                  150               13
                                                  ------------    ------------
                                                       39,643           40,396
Less treasury stock, at cost, 2 shares                      1                1
                                                  ------------    ------------
     Total stockholders' equity                        39,642           40,395
                                                  ------------    ------------
     Total liabilities and stockholders' equity   $    48,714     $     49,091
                                                  ============    ============

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)

                                                                    Three months ended December 31,
                                                                             1996          1995
                                                                           ---------     -------
CASH FLOWS FROM (USED FOR) OPERATIONS
  Net income                                                                  ($894)        $136
  Depreciation and amortization                                                 953          655
  Allowance for doubtful accounts, sales returns, and inventory                 (23)         588
  Provision for deferred income taxes                                          (239)
Changes in operating assets and liabilities, net of acquisition:
  Accounts receivable                                                            41          772
  Inventories                                                                   (98)        (622)
  Other assets                                                                 (752)        (333)
  Current liabilities                                                           (40)          38
  Deferred revenue                                                              524         (153)
                                                                           ---------     -------
     NET CASH FROM (USED FOR) OPERATIONS                                       (528)       1,081
                                                                           ---------     -------
CASH FLOWS FROM (USED FOR)INVESTMENTS
  Additions to property and equipment                                          (668)      (1,219)
  Capitalized product development costs                                      (1,515)        (337)
  Short-term investments and other assets                                      (751)          79
                                                                           ---------     -------
     NET CASH FROM (USED FOR) INVESTMENTS                                    (2,934)      (1,477)
                                                                           ---------     -------
CASH FLOWS FROM (USED FOR) FINANCING
  Payments on notes payable, long-term debt and capital
   leases                                                                       (76)         (51)
  Proceeds from exercise of options and ESPP stock
   purchases                                                                      4           34
                                                                           ---------     -------
     NET CASH FROM (USED FOR) FINANCING                                         (72)         (17)
                                                                           ---------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (13)
                                                                           ---------     -------
NET CHANGE IN CASH AND EQUIVALENTS                                           (3,547)        (413)

  Cash and equivalents, beginning of period                                  27,104       14,846
                                                                           ---------     -------
  Cash and equivalents, end of period                                       $23,557      $14,433
                                                                           =========     =======

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION
In the opinion of management, the accompanying interim balance sheets and related statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options using the treasury stock method.

3. NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The adoption of this Statement did not affect the Company's financial condition or results of operations. Statement of Financial Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. The information for pro-forma disclosure is presently not known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
MapInfo Corporation develops, manufactures, markets, licenses and supports business mapping software and data products on a worldwide basis. The Company's products and services include software, application development tools, geographic and demographic data products, consulting services, training and technical support for personal computers, workstations, and servers. The Company has organized its operations into three principal operating units: the Americas (North, Central and South America), Europe and Asia Pacific.

REVENUES
Revenues of $10.1 million for the first quarter of fiscal 1997 increased 5% over revenues of $9.7 million reported in the year earlier period. The increase in net revenues in the first quarter was primarily attributable to increased unit sales of the Company's software products in Europe and initial sales of SpatialWare, which offset a decrease in sales in the Americas. SpatialWare is a new product acquired from Unisys Corporation in October, 1996. In the Americas, the decline in revenues in the first quarter was primarily attributable to decreased sales of data products and lower consulting services revenue. Sales to one distributor represented 7% of Company revenues in the first quarter of fiscal 1997.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES
Cost of revenues as a percentage of revenues increased from 20.1% of revenues in the first quarter of fiscal 1996 to 21.3% of revenues in the first quarter of fiscal 1997. As a result, the gross profit margin decreased from 79.9% in the first quarter of fiscal 1996 to 78.7% in the first quarter of fiscal 1997. The decline in gross profit margin in the first quarter was primarily attributable to changes in the Company's revenue mix worldwide.

Research and development expenses increased 40% to $2.1 million or 20.7% of revenues in the first quarter of fiscal 1997 from $1.5 million or 15.4% of revenues in the corresponding period a year ago. The increase in research and development expenses resulted from less capitalization of product development costs in the first quarter of fiscal 1997, and product development activities for MapX, SpatialWare, and ProServer, which are new product offerings that were recently introduced. The $1.4 million purchase price paid in October, 1996 to acquire SpatialWare technology from the Unisys corporation is included in capitalized product development costs at December 31, 1996.

Selling and marketing expenses increased 7% to $5.5 million in the first quarter of fiscal 1997 from $5.1 million in the corresponding quarter of fiscal 1996. As a percentage of revenues, selling and marketing expenses were 53.3% and 54.4% of net revenues in the first quarters of fiscal 1996 and 1997, respectively. The increase in selling and marketing expense in the first quarter was primarily attributable to the marketing costs associated with the launch of MapX and SpatialWare and the expansion of sales and marketing activities in Europe.

General and administrative expenses of $1.6 million were 16.0% of revenues in the first quarter of fiscal 1997 compared to $1.3 million or 13.0% of revenues in the first quarter of fiscal 1996. The increase in expenses reflects increased compensation costs, relocation costs, higher professional fees, and increased costs in Europe in support of revenue growth.

The effective income tax rate was 21% in the first quarter of fiscal 1997 compared to 30% in the first quarter of fiscal 1996. The decline in the effective income tax rate was due to the increased portion of pre-tax income represented by tax-exempt investment income.

FINANCIAL CONDITION
The Company's cash and short term investments totaled $28.9 million at December 31, 1996, and represented 59% of total assets. The portfolio was invested primarily in short-term, liquid, tax-exempt securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1997. There were no outstanding borrowings under this facility at December 31, 1996.

Cash used for operations was $0.5 million for the first quarter of fiscal 1997, compared to cash generated from operations of $1.1 million in the first quarter of fiscal 1996. Inventories increased from $1.0 million at December 31, 1996 to $1.1 million at December 31, 1997. Cash used for investments of $2.9 million included $668 thousand in purchases of property and equipment.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and elsewhere by management from time to time.

In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

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

Shift in distribution model. At the beginning of 1995, the Company implemented a sales and marketing strategy in the Americas that placed increased emphasis on third party distribution channels, principally using value added resellers, for selling the Company's products and services in the Americas. This resulted in an increasing percentage of the Americas revenues coming from value added resellers and a decreasing percentage of revenues coming from direct sales efforts. The average selling prices of the Company's products when sold to value added resellers are typically lower than the average selling prices realized by the Company when selling through direct sales channels. The Company's future success will depend, in part, on its ability to grow revenues in the Americas.

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

Technology development and licensing fees. The Company derives a portion of its product revenues from technology development and licensing fees from customers that embed MapInfo technology into their own software applications. While the Company continues to invest in research and development, there can be no assurance that such technology development and licensing fees will continue in the future.

Cost of revenues. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, and services revenues, as well as with the distribution channel mix. Cost of revenues as a percentage of net revenues increased from 20.1% in the first quarter of fiscal 1996 to 21.3% in the first quarter of fiscal 1997. Changes in the revenue mix, as well as the distribution model, may continue to affect cost of revenues as a percentage of net revenues in the future.

Risks associated with international operations. Revenues outside the Americas increased from 42% of revenues in first quarter of fiscal 1996 to 53% of revenues in the first quarter of fiscal 1997. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

New Accounting standards. Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The adoption of this Statement did not affect the Company's financial condition or results of operations. Statement of Financial Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. The information for pro-forma disclosure is presently not known.

MAPINFO CORPORATION
PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.
     The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended December 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MAPINFO CORPORATION

Date:  February 14, 1997            By:  /s/  D. Joseph Gersuk
                                       -------------------------
                                       D. Joseph Gersuk,
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

EXHIBIT INDEX



Exhibit
Number    Description of Exhibit
------    ----------------------

10.27 Amended and restated Employment Agreement dated as of October 1, 1995 by and between the Registrant and Elizabeth A. Ireland.

10.28 Loan Agreement dated October 21, 1996 by and between the Registrant and D. Joseph Gersuk

11        Statement regarding computation of per share earnings

27        Financial Data Schedule