Form 10-Q
period 1997-03-31
MAPINFO CORP
filed 1997-05-13
CIK 916238

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                             _____________________

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

                              Yes __X__  No _____


The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of April 28, 1997 was 5,843,386.

================================================================================

                              MAPINFO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Income Statements
         for the three and six months ended March 31, 1997 and 1996           1

         Balance Sheets
         as of March 31, 1997 and September 30, 1996                          2

         Cash Flows Statements
         for the six months ended March 31, 1997 and 1996                     3

         Notes to Financial Statements                                        4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  6


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                  1

ITEM 6.  Exhibits and Reports on Form 8-K                                     2

Signatures                                                                    3


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MAPINFO CORPORATION AND SUBSIDIARIES
INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)


                                        Three Months                                 Six Months
                                        Ended March 31,                             Ended March 31,
                               ---------------------------------            ------------------------------
                                    1997                 1996                    1997              1996
                               ------------         ------------            ------------      ------------
Net revenues                        $12,236              $10,660                 $22,331           $20,312
Cost of revenues                      2,412                2,500                   4,564             4,436
                               ------------         ------------            ------------      ------------
Gross profit                          9,824                8,160                  17,767            15,876
                               ------------         ------------            ------------      ------------

Operating expenses:
  Research and development            2,212                1,899                   4,296             3,389
  Selling and marketing               6,009                4,844                  11,500             9,993
  General and
   administrative                     1,728                1,472                   3,342             2,728
                               ------------         ------------            ------------      ------------
     Total operating
      expenses                        9,948                8,215                  19,138            16,110
                               ------------         ------------            ------------      ------------
Operating (loss)                       (124)                 (55)                 (1,371)             (234)
Other income(expense) - net             230                  225                     344               598
                               ------------         ------------            ------------      ------------
Income (loss) before
 income taxes                           106                  170                  (1,027)              364
Income tax provision
 (benefit)                               22                   20                    (216)               78
                               ------------         ------------            ------------      ------------
Net income (loss)                   $    84              $   150                 $  (811)          $   286
                               ============         ============            ============      ============

Earnings (loss) per share
     Primary                        $  0.01              $  0.03                 $ (0.14)          $  0.05
     Fully diluted                  $  0.01              $  0.03                 $ (0.14)          $  0.05

Weighted average shares
 outstanding
     Primary                          5,867                5,809                   5,885             5,831
     Fully diluted                    5,867                5,809                   5,885             5,831







See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(in thousands)

                                                                                        March 31,                   September 30,
                                                                                           1997                          1996
                                                                                   -----------------            ------------------
ASSETS                                                                                 (unaudited)
Current  Assets:
   Cash and cash equivalents                                                            $25,989                       $27,104
   Short-term investments, at cost                                                        4,478                         4,795
   Accounts receivable, less allowance of
   $1,574 and $1,249 at March 31, 1997 and September 30, 1996,
   respectively                                                                           7,791                         7,581
   Inventories, net                                                                       1,021                         1,021
   Other current assets                                                                   1,379                           844
   Income taxes receivable                                                                  100                           260
   Deferred income taxes                                                                  1,025                           845
                                                                                        -------                       -------
        Total current assets                                                             41,783                        42,450
Property and equipment - net                                                              4,285                         4,685
Product development  costs - net                                                          2,165                         1,115
Deferred income taxes                                                                       385                           385
Intangibles and other assets                                                                793                           456
                                                                                        -------                       -------
        Total assets                                                                    $49,411                       $49,091
                                                                                        =======                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                     $ 1,104                        $1,751
   Accrued expenses                                                                       5,445                         4,820
   Deferred revenue                                                                       2,336                         1,451
   Income taxes payable                                                                     342                           536
                                                                                        -------                       -------
        Total current liabilities                                                         9,227                         8,558
Other non-current liabilities                                                               285                           138
                                                                                        -------                       -------
        Total liabilities                                                                 9,512                         8,696
                                                                                        -------                       -------
Stockholders' Equity:
   Common stock, $0.002 par                                                                  12                            12
   Paid in capital                                                                       30,062                        29,824
   Retained earnings                                                                      9,736                        10,547
   Translation adjustment                                                                    90                            13
                                                                                        -------                       -------
                                                                                         39,900                        40,396
Less treasury stock, at cost, 2 shares                                                        1                             1
                                                                                        -------                       -------
        Total stockholders' equity                                                       39,899                        40,395
                                                                                        -------                       -------
        Total liabilities and
        stockholders' equity                                                            $49,411                       $49,091
                                                                                        =======                       =======

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)


                                                       Six months ended March 31,
                                                          1997          1996
                                                     ------------      ---------

CASH FLOWS FROM OPERATIONS
  Net income (loss)                                          ($811)      $   286
  Depreciation and amortization                              2,031         1,343
  Allowance for doubtful accounts,                             406           570
   sales returns and inventory
  Provision for deferred income taxes                         (190)
Changes in operating assets and
 liabilities:
  Accounts receivable                                         (505)          155
  Inventories                                                  (27)         (973)
  Other current assets                                        (795)         (165)
  Current liabilities                                          (79)         (752)
  Deferred revenue                                           1,034            63
                                                         ---------      --------
               NET CASH FROM OPERATIONS                      1,064           527
                                                         ---------      --------
CASH FLOWS (USED FOR) INVESTMENTS
  Additions to property and equipment                       (1,084)       (2,173)
  Acquisition of SpatialWare technology                     (1,439)
  Capitalized product development costs                       (232)         (656)
  Short-term investments and other
   assets                                                      317        (2,269)
                                                         ---------      --------
                NET CASH (USED FOR)
                 INVESTMENTS                                (2,438)       (5,098)
                                                         ---------      --------
CASH FLOWS FROM (USED FOR) FINANCING
  Payments on notes payable, long term
   debt and capital leases                                     (76)          (70)
  Proceeds from exercise of options and                        238           318
                                                         ---------      --------
   ESPP stock purchases
                NET CASH FROM (USED
                    FOR) FINANCING                             162           248
                                                         ---------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                          97           (17)
                                                         ---------      --------

NET CHANGE IN CASH AND EQUIVALENTS                          (1,115)       (4,340)

  Cash and equivalents, beginning of
   period                                                   27,104        14,846
                                                         ---------      --------
  Cash and equivalents, end of period                      $25,989       $10,506
                                                         =========      ========




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

3.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The adoption of this Statement did not affect the Company's financial condition or results of operations. Statement of Financial Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. The information for pro-forma disclosure is presently not known. Effective December 31, 1997, the Company will be required to implement Financial Accounting Standard No.128 - "Earnings per Share". This standard replaces the presentation of primary earnings per share
(EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on the consolidated financial statements.

4.  COMMON STOCK REPURCHASE PROGRAM

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The Program will remain in effect until September 30, 1997 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes.

5.  SUBSEQUENT EVENTS

On April 10, 1997, the Company exercised an option, granted pursuant to an October 2, 1996 agreement, to purchase the underlying intellectual property and certain fixed assets of SpatialWare Canada Ltd. from Unisys Corporation. The Company paid $1.439 million on October 2, 1996 for the option, and a nominal amount upon the exercise of the option, and will make contingent cash payments, up to a maximum of $1.5 million, based on revenues from the sale of SpatialWare products.

In April 1997, the Company and its wholly owned subsidiary, MapInfo Limited, entered into a fifteen year non-cancellable lease of an 11,000 square foot office building in Windsor, England. The facility will house the Company's European operations. Following a one year rent free period the annual rent, based on current exchange rates, will be $387,182. The lease provides that the annual rent shall be adjusted to the then fair market rent of the property after the fifth and tenth years of the lease. In addition to the rent, the Company is responsible for maintenance costs and service charges.

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

REVENUES

Revenues of $12.2 million for the second quarter of fiscal 1997 increased 15% over revenues of $10.7 million reported in the year earlier period. For the six months ended March 31, 1997, revenues increased to $22.3 million, a 10% increase over the corresponding prior year period. The increase in revenues in the second quarter was primarily attributable to increased unit sales of the Company's software and data products in the Americas and Europe. In the Americas, the increase in revenues in the second quarter was primarily attributable to increased productivity from the inside sales organization. The sale of recently-introduced products, ProServer, SpatialWare and MapX, contributed $600 thousand and $1.7 million in revenues for the second quarter and fiscal year to date, respectively. The year to date increase in revenues is primarily attributable to increased unit sales of the Company's software and data products in Europe and from the sale of recently-introduced products.
Sales to one distributor represented 8% of Company revenues in the second quarter of fiscal 1997 and 7% of revenues for the six months ended March 31, 1997. In February 1997, the Company renewed its distribution contract with this distributor, on an exclusive basis, through December 31, 1998.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues decreased from 23.5% of revenues in the second quarter of fiscal 1996 to 19.7% of revenues in the second quarter of fiscal 1997. As a result, the gross profit margin increased from 76.5% in the second quarter of fiscal 1996 to 80.3% in the second quarter of fiscal 1997.
For the six months ended March 31, 1997, the gross profit margin increased to 79.6% up from 78.2% in the corresponding prior year period. The improvement in gross profit margin in the second quarter was primarily attributable to the increased percentage of sales from volume license arrangements.

Research and development expenses increased 17% to $2.2 million or 18.1% of revenues in the second quarter of fiscal 1997 from $1.9 million or 17.8% of revenues in the corresponding prior year period. Fiscal year to date expenses increased 27% to $4.3 million from $3.4 million in the prior period. These increases are primarily due to new product development costs.

Selling and marketing expenses increased 24% to $6.0 million in the second quarter of fiscal 1997 from $4.8 million in the corresponding quarter of fiscal 1996. As a percentage of revenues, selling and marketing expenses were 45.4% and 49.1% of revenues in the second quarters of fiscal 1996 and 1997, respectively. For the six months ended March 31, 1996 and 1997, selling and marketing expenses increased 15% from $10 million to $11.5 million. As a percentage of revenues, selling and marketing expenses were 49.2% and 51.5% for the first half of fiscal 1996 and 1997. The increase in selling and marketing expenses in the second quarter and first half of fiscal 1997 was primarily attributable to increases in headcount in Europe and the Americas, increased sales and marketing activities in Europe, and the costs of launching new products.

General and administrative expenses of $1.7 million were 14.1% of revenues in the second quarter of fiscal 1997 compared to $1.5 million or 13.8% of revenues in the second quarter of fiscal 1996. General and administrative expenses were $3.3 million and $2.7 million for the first half of fiscal 1997 and 1996, respectively, representing 14.9% and 13.4% of revenues in the respective period. The increase in general and administrative expenses reflects increased compensation costs, higher professional fees and increased MIS costs in the Company's domestic and international operations.

The fiscal year to date decline in other income is primarily due to $146 thousand in foreign currency losses and decreased interest income resulting from lower cash balances.

The effective income tax rate was 21% in the second quarter of fiscal 1997 compared to 12% in the second quarter of fiscal 1996. For the six months ended March 31, 1997 and 1996, the effective income tax rate was 21%.

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $30.4 million at March 31, 1997, compared to $31.9 million at September 30, 1996. The portfolio was invested primarily in short-term, liquid, taxable and tax-exempt securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1997, and a $10 million credit facility with a bank that expires in January 1998. There were no outstanding borrowings under either facility at March 31, 1997.

Cash generated from operations was $1.1 million for the six months ended March 31, 1997, compared to cash generated from operations of $0.5 million for the corresponding period in the prior year. Cash used for investments of $2.4 million included $1.4 million for the acquisition of SpatialWare from Unisys Corporation and $1.1 million in purchases of computer and other equipment.

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The Program will remain in effect until September 30, 1997 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes.

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

Risks associated with international operations. Revenues outside the Americas were 54% of revenues in the first half of fiscal 1996 and 50% of revenues in the first half of fiscal 1997. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

New accounting standards. Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement on October 1, 1996. The adoption of this Statement did not affect the Company's financial condition or results of operations. Statement of Financial Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. The information for pro-forma disclosure is presently not known. Effective December 31, 1997, the Company will be required to implement Financial Accounting Standard No.128 - "Earnings per Share". This standard replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on the consolidated financial statements.

MAPINFO CORPORATION
PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the company was held on February 13, 1997 and was adjourned until March 20, 1997 with respect to the proposal relating to an amendment to the 1993 Director Stock Option Plan. The following matters were voted on at the stockholders meetings and the adjournment thereof.

                                                                                            Broker
                                                    For     Against  Withheld  Abstentions  Non-Votes
                                                 ---------  -------  --------  -----------  ---------
ELECTION OF DIRECTORS:
----------------------------------------
   Michael D. Marvin, Chairman                   5,173,628            182,493
   John C. Cavalier, President and               5,174,883            181,238
    Chief Executive Officer
   John F. Haller, Secretary                     5,174,322            181,799
   Laszlo C. Bardos                              5,172,720            183,401
   John F. Burton                                4,663,702            692,419
   George C. McNamee                             4,873,781            482,340
   Brian D. Owen                                 4,550,580            805,541
   James A. Perakis                              4,876,273            479,848

AMENDMENT TO THE 1993 STOCK INCENTIVE
 PLAN
----------------------------------------
  The shares authorized under the 1993
   Stock Incentive Plan were
   increased from 925,000 to 1,325,000
   shares.                                       3,084,909  712,911             21,688      1,536,533

AMENDMENT TO THE 1993 DIRECTOR STOCK
 OPTION PLAN
----------------------------------------
  The annual option grant under the
  Director Stock Option Plan
  was amended from an option to purchase
  3,000 shares of Common
  Stock at an option exercise price
  equal to the fair market value of
  the Common Stock on the date of grant
  to an option to purchase
  5,000 shares of Common Stock at an option
  exercise price equal to
  the fair market value of the Common
  Stock on the date of grant.
  Additionally, the Plan was amended to
  increase from 20,000 to
  50,000 the number of shares of Common
  Stock available for
  issuance under the Plan.                       3,046,364  901,989             26,707      1,467,320

AMENDMENT TO THE 1993 EMPLOYEE STOCK
 PURCHASE PLAN
----------------------------------------
  The number of shares of Common Stock
  available for purchase by
  employees under the 1993 Employee
  Stock Purchase Plan was
  increased from 100,000 to 200,000.             3,059,208  807,551             23,040      1,466,332

RATIFICATION OF COOPERS & LYBRAND
L.L.P. AS THE COMPANY'S
INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
CURRENT FISCAL YEAR.                             5,157,878  182,842             15,401




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.
      The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(a)   Reports on Form 8-K
      No reports on Form 8-K were filed during the three months ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MAPINFO CORPORATION

Date:  April 30, 1997            By:    /s/   D. Joseph Gersuk
                                    --------------------------
                                              D. Joseph Gersuk,
                                              Executive Vice President
                                               Finance and International
                                               Operations, Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial Officer)

EXHIBIT INDEX



Exhibit
Number      Description of Exhibit
------      ----------------------

10.3        1993 Stock Incentive Plan, as amended to date.

10.4        1993 Director Stock Option Plan, as amended to date.

11          Statement regarding computation of per share earnings

27          Financial Data Schedule