Form 10-Q
period 1997-06-30
MAPINFO CORP
filed 1997-08-14
CIK 916238

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

                             ---------------------

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

                              Yes   X    No
                                  -----     -----


The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 1, 1997 was 5,879,621.

================================================================================

                              MAPINFO CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1997

                                     INDEX


                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements:

           Income Statements
           for the three and nine months ended June 30, 1997 and 1996      1

           Balance Sheets
           as of June 30, 1997 and September 30, 1996                      2

           Cash Flows Statements
           for the nine months ended June 30, 1997 and 1996                3

           Notes to Financial Statements                                   4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             5


PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                10

Signatures                                                                 11

Part I.  Financial Information
Item 1.  Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)


                                            Three Months           Nine Months
                                            Ended June 30,        Ended June 30,
                                         -------------------   ---------------------
                                           1997       1996       1997         1996
                                         --------   --------   --------     --------
Net revenues                              $12,160    $10,164    $34,491      $30,476
Cost of revenues                            2,600      2,495      7,164        6,931
                                         --------   --------   --------     --------
Gross profit                                9,560      7,669     27,327       23,545
                                         --------   --------   --------     --------
Operating expenses:
  Research and development                  2,458      1,847      6,754        5,236
  Selling and marketing                     5,427      4,429     16,927       14,423
  General and administrative                1,733      1,499      5,075        4,227
                                         --------   --------   --------     --------
     Total operating expenses               9,618      7,775     28,756       23,886
                                         --------   --------   --------     --------
Operating loss                                (58)      (106)    (1,429)        (341)
Other income-net                              269        235        613          834
                                         --------   --------   --------     --------
Income (loss) before income taxes             211        129       (816)         493
Income tax provision (benefit)                 44         26       (172)         105
                                         --------   --------   --------     --------
Net income (loss)                         $   167    $   103    $  (644)     $   388
                                         ========   ========   ========     ========
Earnings (loss) per share
     Primary                              $  0.03    $  0.02    $ (0.11)     $  0.07
     Fully diluted                        $  0.03    $  0.02    $ (0.11)     $  0.07

Weighted average shares outstanding
     Primary                                5,928      5,873      5,803        5,866
     Fully diluted                          5,928      5,873      5,803        5,866

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)


                                                                                 June 30,           September 30,
                                                                                   1997                 1996
                                                                              ---------------      --------------
ASSETS                                                                          (unaudited)
Current Assets:
     Cash and cash equivalents                                                  $      28,561        $     27,104
     Short-term investments, at cost                                                    2,443               4,795
     Accounts receivable, less allowance of $1,489 and $1,249
       at June 30, 1997 and September 30, 1996, respectively                            7,541               7,581
     Inventories, net                                                                     942               1,021
     Other current assets                                                               1,418                 844
     Income taxes receivable                                                              100                 260
     Deferred income taxes                                                              1,025                 845
                                                                              ---------------      --------------
         Total current assets                                                          42,030              42,450
Property and equipment - net                                                            4,165               4,685
Product development costs - net                                                         1,974               1,115
Deferred income taxes                                                                     385                 385
Intangibles and other assets                                                              857                 456
                                                                              ---------------      --------------
         Total assets                                                           $      49,411        $     49,091
                                                                              ===============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $       1,233        $      1,751
     Accrued expenses                                                                   5,359               4,820
     Deferred revenue                                                                   2,215               1,451
     Income taxes payable                                                                 309                 536
                                                                              ---------------      --------------
         Total current liabilities                                                      9,116               8,558
Other non-current liabilities                                                             239                 138
                                                                              ---------------      --------------
         Total liabilities                                                              9,355               8,696
                                                                              ---------------      --------------
Stockholders' Equity:
     Common stock, $0.002 par value                                                        12                  12
     Paid-in capital                                                                   30,260              29,824
     Retained earnings                                                                  9,903              10,547
     Translation adjustment                                                               102                  13
                                                                              ---------------      --------------
                                                                                       40,277              40,396
Less treasury stock, at cost
     22 shares in 1997 and 2 shares in 1996                                               221                   1
                                                                              ---------------      --------------
         Total stockholders' equity                                                    40,056              40,395
                                                                              ---------------      --------------
         Total liabilities and stockholders' equity                             $      49,411        $     49,091
                                                                              ===============      ==============


See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)


                                           Nine months ended June 30,
                                               1997          1996
                                             --------      --------
Cash flows from operations
  Net income (loss)                          $   (644)      $   388
  Depreciation and amortization                 3,109         2,161
  Allowance for doubtful accounts,
   returns and inventory reserves                 317           394
  Provision for deferred income taxes            (241)            -
Changes in operating assets and  liabilities:
  Accounts receivable                            (171)        1,834
  Inventories                                      75          (815)
  Other current assets                           (752)          146
  Current liabilities                             (95)       (1,264)
  Deferred revenue                                892           154
                                             --------      --------
         Net cash from operations               2,490         2,998
                                             --------      --------
Cash flows from (used for) investments
  Additions to property and equipment          (1,738)       (2,833)
  Acquisition of SpatialWare technology        (1,440)            -
  Capitalized product development costs          (295)       (1,054)
  Short-term investments and other assets       2,352         1,433
                                             --------      --------
         Net cash used for investments         (1,121)       (2,454)
                                             --------      --------
Cash flows from (used for) financing
  Payments on notes payable, long term
   debt and capital leases                        (95)          (63)
  Repurchase of common stock for treasury        (220)            -
  Proceeds from exercise of options and
   ESPP stock purchases                           431           575
                                             --------      --------
         Net cash from financing                  116           512
                                             --------      --------
Effect of exchange rate changes on cash
 and cash equivalents                             (28)          (23)
                                             --------      --------
Net change in cash and equivalents              1,457         1,033

  Cash and equivalents, beginning of
   period                                      27,104        14,846
                                             --------      --------
  Cash and equivalents, end of period         $28,561       $15,879
                                             --------      --------

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

4.  Common Stock Repurchase Program
The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1997 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. In the quarter ended June 30, 1997, 20,000 shares were repurchased at an average purchase price of $11.00 per share.

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

In April 1997, the Company established a new corporate structure to support its expanded product line and strategic focus on enterprise-wide market opportunities. In addition to continuing to focus on the core desktop product line, four new business units were established with profit and loss responsibility to deliver mapping products, services and solutions that address customer needs: Developer Tools, Data Products, SpatialWare and Internet. The Company will focus on five core vertical industries where mapping technology can improve competitiveness and increase profitability. These are telecommunications, financial services, government, retail and utilities.

Revenues
Revenues of $12.2 million for the third quarter of fiscal 1997 increased 20% over revenues of $10.2 million reported in the year earlier period. The increase in revenues was primarily attributable to increased unit sales of the Company's software and data products in the Americas and Europe. In the Americas, the increase in revenues was primarily attributable to increased production from the inside sales group and, in general, improved execution throughout the sales and marketing organization. In Japan, revenues declined in the third quarter due to a one quarter transitional change in a contract renewal with the Company's long-time master distributor, Mitsui Zosen Systems Research. The contract provides for minimum guaranteed royalties through the end of calendar 1998. For the nine months ended June 30, 1997, revenues increased to $34.5 million, a 13% increase over the corresponding prior year period. The year to date increase in revenues is primarily attributable to increased unit sales of the Company's software and data products in Europe and from the sale of recently-introduced products. The sale of recently-introduced products, ProServer, SpatialWare and MapX, contributed $750 thousand and $2.4 million in revenues for the third quarter and fiscal year to date, respectively.

Cost of Revenues, Operating Expenses, and Income Taxes
Cost of revenues decreased from 24.5% of revenues in the third quarter of fiscal 1996 to 21.4% of revenues in the third quarter of fiscal 1997. As a result, the gross profit margin increased from 75.5% in the third quarter of fiscal 1996 to 78.6% in the third quarter of fiscal 1997. The improvement in gross profit margin in the third quarter was primarily attributable to the increased percentage of software sales under volume license arrangements and lower material costs. For the nine months ended June 30, 1997, the gross profit margin increased to 79.2%, up from 77.3% in the corresponding prior year period.

Research and development expenses increased 33.1% to $2.5 million or 20.2% of revenues in the third quarter of fiscal 1997 from $1.8 million or 18.2% of revenues in the corresponding prior year period. Fiscal year to date R&D expenses increased 29% to $6.8 million from $5.2 million in the prior year. These increases are primarily due to increased headcount resulting from the acquisition of SpatialWare and other new product development costs.

Selling and marketing expenses increased 22.5% to $5.4 million in the third quarter of fiscal 1997 from $4.4 million in the corresponding quarter of fiscal 1996. As a percentage of revenues, selling and marketing expenses were 44.6% and 43.6% of revenues in the third quarters of fiscal 1997 and 1996, respectively. For the nine months ended June 30, 1997 and 1996, selling and marketing expenses increased 17.4% to $16.9 million from $14.4 million. As a percentage of revenues, selling and marketing expenses were 49.1% and 47.3% for the nine months ended June 30, 1997 and June 30, 1996, respectively. The increase in selling and marketing expenses in the third quarter was primarily attributable to the costs of launching new products, including Spatialware, Developer Tools and Internet, and other costs associated with the enterprise strategy. In the nine months ended June 30, 1997, the increase was primarily attributable to increases in headcount in Europe and the Americas, increased sales and marketing activities in Europe, and the costs of launching new products.

General and administrative expenses of $1.7 million were 14.3% of revenues in the third quarter of fiscal 1997 compared to $1.5 million or 14.7% of revenues in the third quarter of fiscal 1996. General and administrative expenses were $5.1 million and $4.2 million for the nine months ended June 30, 1997 and 1996, respectively, representing 14.7% and 13.9% of revenues in the respective period. The increase in general and administrative expenses reflects increased compensation costs, higher professional fees and increased MIS costs in the Company's domestic and international operations.

The fiscal year to date decline in other income is primarily due to $176 thousand in foreign currency losses in 1997 compared to $21 thousand in foreign currency gains in 1996.

The effective income tax rate was 21% in the third quarter of fiscal 1997 compared to 20% in the third quarter of fiscal 1996. For the nine months ended June 30, 1997 and 1996, the effective income tax rate was 21%.

Financial Condition
The Company's cash and short-term investments totaled $31.0 million at June 30, 1997, compared to $31.9 million at September 30, 1996. At June 30, 1997 the portfolio was invested primarily in short-term, liquid, taxable securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1997, and a $10 million credit facility with a bank that expires in January 1998. There were no outstanding borrowings under either facility at June 30, 1997.

Cash from operations was $2.5 million for the nine months ended June 30, 1997, compared to $3.0 million for the corresponding period in the prior year. Cash used for investments of $1.1 million included $1.4 million for the acquisition of SpatialWare from Unisys Corporation and $1.7 million in purchases of computer and other equipment, and was offset by, among other things, increased sales of short-term investments of $2.4 million.

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1997 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. In the quarter ended June 30, 1997, 20,000 shares were repurchased under this program at an average purchase price of $11.00 per share.

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

Shift in distribution model. At the beginning of 1995, the Company implemented a sales and marketing strategy in the Americas that placed increased emphasis on third party distribution channels, principally using value added resellers, for selling the Company's products and services in the Americas. This resulted in an increasing percentage of the Americas revenues coming from value added resellers and a decreasing percentage of revenues coming from direct sales efforts. The average selling prices of the Company's products when sold to value added resellers are typically lower than the average selling prices realized by the Company when selling through direct sales channels. The Company's future success will depend, in part, on the success of this strategy.

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

Risks associated with international operations. Revenues outside the Americas were 49% of revenues in the nine months ended June 30, 1997 and 48% of revenues for the corresponding period in the prior year. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

(b)   Reports on Form 8-K
      No reports on Form 8-K were filed during the three months ended June 30, 1997.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MAPINFO CORPORATION

Date:  August 13, 1997           By:  /s/ D. Joseph Gersuk
                                    --------------------------
                                    D.  Joseph Gersuk,
                                    Executive Vice President,
                                     Finance and International
                                     Operations, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer)

Exhibit Index



Exhibit
Number      Description of Exhibit
------      ----------------------

10.13 Amended and restated Employment Agreement dated as of April 1, 1997 by and between the Registrant and D. Joseph Gersuk.

10.14 Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated April 10, 1997 by and between the Registrant and D. Joseph Gersuk.

10.31 Unsecured Promissory Note dated June 2, 1997 by and between the Registrant and John C. Cavalier.

11          Statement regarding computation of per share earnings.

27          Financial Data Schedule.