Form 10-K
period 1997-09-30
MAPINFO CORP
filed 1997-12-24
CIK 916238

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

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                               ----------------

                        Commission File Number 0-23078

                              MAPINFO CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              06-1166630
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $70,089,457 based on the closing price of the Common Stock on the Nasdaq National Market on December 1, 1997.

  The number of shares outstanding of the registrant's common stock, $.002 par value per share as of December 1, 1997 was 5,939,251.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                        10-
DOCUMENT DESCRIPTION                                                  K PART
--------------------                                                  -------
Specifically Identified Portions of the Registrant's Proxy Statement
 for the Annual Meeting of Stockholders to be held on February 25,
 1998................................................................     III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

GENERAL

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

MapInfo's business strategy emphasizes the development of a broad range of software products for business mapping and spatial analysis, marketed through multiple channels of distribution. Products range from stand-alone software for the desktop PC to development tools for creating custom applications for the PC, client/server, Internet and other networked environments. MapInfo(R) software products operate in a multi-platform environment and permit file sharing of geographic and demographic data across products and platforms. There are currently over 400 third-party applications for use with MapInfo software.

Although MapInfo operates in one industry segment (see Note 12 of the Notes to Consolidated Financial Statements), the Company is organized into three strategic business units to focus R&D activities, product development, and worldwide market strategies on current and emerging developments in the marketplace. The Desktop Business Unit is focused on the development of the Company's desktop products and deployment of packaged applications and product extensions of the core product, MapInfo Professional(R). The Enterprise Business Unit is responsible for the development and deployment of all enterprise products, including developers' tools, such as ProServer(TM), MapInfo MapX(TM) and MapInfo MapXsite(TM), and database applications with SpatialWare(TM). The Information Business Unit is responsible for the development of MapInfo's data products and the Company's Web site as a sales and delivery channel for MapInfo's full product line.

The Company's predecessor was incorporated in New York in 1986, ("MapInfo New York"). On November 6, 1997, MapInfo New York merged with and into the Company, then a wholly-owned subsidiary of the Company, for the sole purpose of reincorporating MapInfo New York as a Delaware Corporation, and the Company succeeded to all of the rights and liabilities of MapInfo New York. All references herein for MapInfo or the Company refer to MapInfo New York for periods or events prior to November 6, 1997.

BACKGROUND

In today's business environment, organizations are under constant competitive pressure to acquire and retain customers, reduce costs, and improve operating efficiencies. Many businesses are turning to information technology to meet these challenges, yet in many cases organizations are overwhelmed by the vast amount of data available to them, or have difficulty accessing and organizing data to effectively make decisions. In order to meet their business goals and manage the information overload, many companies are re-engineering common business practices by turning to networked systems and distributed computing, and providing information to managers at all levels within an organization.

Applying geography to business practices has become an increasingly important way to leverage information technology across an organization. A significant amount of all corporate data has a location component, such as an address or postal code. By using the location component and positioning data on maps or analyzing this data according to geographic relationships, MapInfo products enable users to use data to make meaningful decisions by revealing patterns, relationships and trends not previously recognized with conventional analysis and reporting methods. For many businesses, this approach provides a cost-effective solution with improved operational efficiencies.

PRODUCTS AND SERVICES

The Company offers a range of mapping software and data products, in addition to services that include consulting, training, and technical support for end users, developers and original equipment manufacturers ("OEMs").

SOFTWARE

DESKTOP PRODUCTS:

  MAPINFO PROFESSIONAL

  MapInfo Professional is a full-featured, customizable mapping software package for businesses and GIS analysts. It includes a wide range of data visualization, management and analysis tools, plus open database connectivity ("ODBC") to directly access corporate databases. It is compatible with Microsoft's object linking and embedding ("OLE") technology, allowing MapInfo maps to be easily integrated into other applications. MapInfo Professional can be customized for specific industry uses.

  MAPBASIC(R)

  MapBasic is a programming environment used by information system ("IS") organizations and third-party developers to create customized mapping applications for use with MapInfo Professional. MapBasic can be used to focus or extend the functionality of MapInfo Professional, modify the user interface to a specific business need, automate routine operations, and integrate MapInfo Professional with other applications.

  PACKAGED APPLICATIONS

  Packaged Applications are complete solutions which combine MapInfo Professional with third-party applications to solve specific business problems. The first of these products, MAPINFO PROALIGN(TM), is a territory management solution introduced in September 1997, that allows sales and marketing managers to automatically re-align sales territories, optimize workloads and analyze customer and competitive information.

ENTERPRISE PRODUCTS:

  SPATIALWARE

  SpatialWare is MapInfo server technology that stores and manages complex spatial data along with traditional data types in corporate relational database servers for ISO SQL3-based spatial querying. With it, users are able to instantly incorporate mapping for visualization and analysis within enterprise applications and data warehouse environments to support business decisions. SpatialWare is available on Oracle(R), Informix(R), and IBM DB2.

  MAPINFO MAPX

  MapInfo MapX is an OCX component used by developers to embed mapping functionality into new and existing applications. Developers can work from within familiar object oriented development environments such as Visual Basic(R), PowerBuilder(R), and Delphi(TM) to add a mapping object to an application. Users can access mapping functionality from their familiar business applications created by developers.

  MAPINFO MAPXSITE

  MapInfo MapXsite is a complete mapping package that enables Web developers and Internet service providers to embed "dealer locator" capabilities in Web sites. MapXsite was introduced in July 1997 and was first deployed on Wal-Mart's Web site for finding the nearest stores, products and services to a customer's location.

  PROSERVER

  ProServer is a suite of software and developer tools for creating Internet/intranet mapping applications. With ProServer, the data and application reside on a server for easy updating and distribution. It allows end users to access mapping through standard Web browsers or other custom interfaces using Internet protocols. The suite includes MapInfo Professional and MapBasic, in addition to the ProServer software.

INFORMATION PRODUCTS

The Company's Information Products include a wide range of data products that are developed and used with its software products and the Corporate Web site which acts as the Internet distribution channel.

MAPINFO DATA PRODUCTS:

The Company's Data Products fall into three categories:

 .  Geocoding, address-matching and data cleansing products
 .  Geographic and geo-demographic information products
 .  Software utilities

GEOCODING PRODUCTS

Geocoding products assign latitude/longitude coordinates to corporate data containing geographic references so that the data can be accurately displayed on a map and analyzed geographically. MapInfo's geocoding products prepare data for use in MapInfo Professional and other mapping applications. MAPMARKER(R) and MAPMARKER PLUS are geocoding, address-matching and cleansing products marketed in the United States. They are available as a client or server-side product or as an ActiveX/OCX, and include a developer kit for creating customized geocoding solutions to fit into specific business processes, such as point-of-sale or geo-demographic analysis applications. MapMarker can batch geocode entire databases or be used interactively in real time to geocode addresses as they are entered in a geocoding DataBlade module on an INFORMIX(R) Universal Data Option. The Company also markets geocoders for use in the United Kingdom and Australia.

GEOGRAPHIC AND GEO-DEMOGRAPHIC INFORMATION PRODUCTS

The Company offers a broad line of worldwide geographic and geo-demographic information products for use with MapInfo software. These products compile extensive quantities of data derived from public and private sources. The Company often re-engineers and aesthetically enhances this data so that the resulting data product conforms to MapInfo standards and can be used more effectively with MapInfo software products. The Company typically pays royalties to third parties with respect to sales of data products that are developed by outside sources.

The Company's geographic and geo-demographic data products include:

  Street Products. The Company's street-based data products are based on files available from the United States Census Bureau. The Company's selection of street maps includes streets, highways, water boundaries, railroad tracks, bridges and town boundaries. Address ranges are also included in metropolitan areas. By overlaying any geocoded database with a street address field, a user can display each record as a point in its relative location. In addition to data for the United States, street-level files are available for Canada,

  Germany, Italy, Belgium, Sweden, the Netherlands, Switzerland, France, Austria, Spain, Poland, Australia, Israel, Mexico, Brazil, Argentina, Chile, Columbia, Venezuela, and Uruguay.

  Boundary Files. The Company's boundary maps allow users to shade, color or add symbols that represent important information or business data contained in these areas. These boundaries include ZIP Code areas, states, counties, census tracks, block groups, Congressional districts and telecommunications boundaries, such as area codes, exchanges, cellular and PCS market boundaries in the United States. Boundaries for other countries include postcodes, provinces, cantons, landers, and prefectures.

  Geo-demographic Data. The Company offers thousands of map-compatible geo-demographic data files for use with MapInfo software. Data available from the Company includes information relating to population, income, retail activity, employment, consumer trends and preferences, lifestyles, manufacturing and other business data, Yellow Pages, and banking and telecommunications data. Geo-demographic data, especially CLUSTERPLUS(TM) lifestyle segmentation data, when combined with MapInfo software, create a cutting edge means for identifying the best new markets for both consumer and business-to-business products and services.

  Other International Data. The Company offers digital map data with respect to Canada, the European Community, Asia Pacific and other international regions. For example, the Company offers maps showing all Canadian highways, European postal code boundaries for 17 countries in Western Europe and prefecture boundaries for China.

SOFTWARE UTILITIES

The Company offers additional software utilities that translate and convert certain types of GIS or CAD files for use in MapInfo applications. These utilities allow data from other formats to be registered and used in MapInfo software and allow differing earth coordinate systems to be aligned with each other for accuracy. The Company also offers a translator application programming interface ("API") to third parties for development of data format translators.

THE INTERNET:

MAPINFO CORPORATE WEB SITE

The Company continues to maintain and expand its corporate Web site (www.mapinfo.com). The site serves dual purposes in that it is a vast resource of information on the Company and its products and services, as well as a launching pad to other sites the Company has created, such as www.mapexpress.com, www.mapx.com and www.mapxsite.com. Activity on all the sites continues to grow as information becomes more specialized and targeted. MapInfo's presence via the Internet is allowing the Company to bring prospects closer to a sale and to attract new audiences.

MAPINFO EXPRESS(TM) SUPERSTORE

To establish a vehicle for electronic commerce, the Company created the MapInfo Express Superstore on its Web site. This vehicle is a cost-effective distribution channel for the Company's products and Partner offerings, and establishes a base for delivering mapping services via the Internet. The Internet continues to offer new opportunities to build brand awareness and add value for customers and prospects.

PRODUCT DEVELOPMENT

The software industry is characterized by extremely rapid changes in technology, which require continuous expenditure on product research and development to enhance existing products and create new products. The Company believes that the timely development of new products and ongoing enhancements to existing products is essential to maintain its competitive position in the marketplace. The Company is committed to an open systems, standards-based product architecture to provide software products that can be integrated into existing mainstream business environments and be adaptable as environments change.

Most of the Company's software products are developed internally. Internal development allows the Company to maintain close technical control over products in terms of enhancements and modifications based on customer needs, and allows the Company to create a family of products that provides natural migration paths for customers as their mapping needs change.

MARKETING & DISTRIBUTION

The Company has established multiple distribution channels to reach an array of industries while simultaneously addressing specific vertical markets. Distribution channels include an indirect channel of value-added resellers, OEMs and distributors, a corporate accounts sales force, and a telemarketing sales group. The Company has field sales offices in twelve locations in North America, three locations in Europe, and three locations in Australia. The Company also has direct sales offices in China, Hong Kong and Taiwan.

The Company's direct sales and marketing organization is complemented by a network of corporate partners including resellers, system integrators, OEMs and distributors who purchase the Company's products at a discount for resale. These partners may provide training, consulting services, application development, customization, and data products to end users. Outside North America, distributors are the predominant channel of distribution. These distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

The Company also has an established network of strategic alliances with leading software companies including Microsoft(R), Oracle and Informix. The Company conducts joint sales and marketing programs and has technology agreements with these companies to integrate mapping into their solutions and gain exposure to a wider range of potential customers.

To build corporate identity and generate demand in support of the sales effort, the Company conducts comprehensive marketing programs, which include advertising, public relations, trade shows, direct mail, MapWorld(R) Magazine, Web-based promotions, and ongoing communications to customers about new products. The Company additionally offers cooperative advertising and other marketing support to its value-added reseller partners. The Company sponsors an annual reseller's conference, which generates communication and support for the reseller network. The Company also sponsors European and Asia Pacific partner conferences, which foster communication and support on an international level.

The Company is focused on information discovery--that is, delivering products and solutions that help transform data into meaningful decisions. In addition to desktop applications, organizations today are seeking more widespread deployment of critical business applications and are demanding mapping and geo-spatial solutions for networks, including the Internet, intranets and data warehouses. They are also demanding tools that integrate mapping functionality into other applications, as well as tools to manage complex geo-spatial data. The Company has successfully expanded its product offerings beyond the desktop market to the enterprise and Internet/intranet markets. Sales to the enterprise and Internet/intranet markets are directed to different decision-makers within customer organizations and require different selling and marketing programs than are used in the desktop market.

COMPETITION

The Company encounters significant competition from various companies, in US and foreign markets, offering mapping software. These competitors include Environmental Systems Research Institute, AutoDesk, Small World, Tactician and others.

INTELLECTUAL PROPERTY

The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability and experience of the Company's personnel, MapInfo name recognition and ongoing product development and support.

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

MapInfo, MapInfo Professional, MapMarker, MapWorld and MapBasic are registered trademarks or services marks of MapInfo Corporation in the United States. ProServer, MapInfo MapX, MapInfo MapXsite, SpatialWare and ProAlign are trademarks of MapInfo Corporation. All other trademarks mentioned herein are the trademarks of their respective owners.

EMPLOYEES

At September 30, 1997, the Company had 362 full-time employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

ITEM 2. PROPERTIES

The Company leases two premises totaling approximately 102,000 square feet of office space in the Rensselaer Technology Park in Troy, New York, which leases expire in 2002 and 2004. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the Americas. The Company leases office space of approximately 11,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. In addition, the Company leases eight sales offices in the United States, one research and development center in Canada, two sales offices in Europe and three sales offices in Australia.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 1997, the Company held a Special Meeting of Stockholders for the purpose of approving the Company's reincorporation from New York to Delaware (the "Special Meeting"). The Special Meeting was adjourned to September 30, 1997 and further adjourned to October 31, 1997. The stockholders of the Company approved the reincorporation as follows:

     For:             3,991,353
     Against:           492,958
     Abstain:            15,937

The reincorporation became effective on November 6, 1997 through the merger of MapInfo New York with and into the Company, then a wholly-owned subsidiary of MapInfo New York.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each present executive officer of the Company, (ii) the position(s) presently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

     Executive Officer   Age Position
     -----------------   --- --------
     Michael D. Marvin   52  Chairman of the Board
     John C. Cavalier    58  President and Chief Executive Officer
     John F. Haller      33  Vice President, Chief Technology Officer and Secretary
     D. Joseph Gersuk    47  Executive Vice President, Treasurer and Chief Financial Officer

Mr. Marvin has served as Chairman of the Board since 1992 and served as acting President and Chief Executive Officer from September 1, 1996, upon the announced resignation of the Company's former President and Chief Executive Officer, to November 1, 1996. From 1987 to 1992, Mr. Marvin served as Chief Executive Officer of the Company. Mr. Marvin is a partner in Exponential Business Development Co., a seed capital company. He is a director of Project Software & Development, Inc. and various private companies. He is also Vice Chairman of the New York Software Alliance.

Mr. Cavalier has served as President and Chief Executive Officer since November 1, 1996. From 1993 to 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. From 1990 to 1992, Mr. Cavalier was President and Chief Executive Officer of Bimillenium Corporation. Mr. Cavalier is a director of Focus Enhancements Incorporated.

Mr. Haller, a founder of the Company, has served as Vice President, Chief Technology Officer and Secretary since April 1997. Mr. Haller had served as Vice President--Technology and Secretary of the Company since the Company's inception in 1986 until April 1997, except during a leave of absence from March 1996 to June 1996.

Mr. Gersuk has served as Executive Vice President, Treasurer and Chief Financial Officer since April 1997 and was previously Vice President, Treasurer and Chief Financial Officer from October 1994 to April 1997. From November 1992 to October 1994, Mr. Gersuk was a director of and Vice President and Chief Financial Officer of DataEase Sapphire International Inc., a computer software company. From 1988 to 1992, Mr. Gersuk served as Vice President and Chief Financial Officer of Staveley NDT Technologies Inc.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock during the fiscal years ended September 30, 1996 and 1997.

                                                                       1996
                                                                  --------------
     PERIOD                                                        HIGH    LOW
     ------                                                       ------- ------
     First Quarter...............................................  $23.25 $17.75
     Second Quarter..............................................  $21.00 $ 9.50
     Third Quarter...............................................  $18.00 $ 7.50
     Fourth Quarter..............................................  $13.00 $ 9.50
                                                                       1997
                                                                  --------------
     PERIOD                                                        HIGH    LOW
     ------                                                       ------- ------
     First Quarter............................................... $ 13.00 $9.625
     Second Quarter.............................................. $ 11.25 $ 8.00
     Third Quarter............................................... $12.125 $7.875
     Fourth Quarter.............................................. $12.625 $ 9.50

The approximate number of holders of record of the Company's Common Stock at December 1, 1997 was 452. This number does not include stockholders for whom shares were held in nominee name.

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                       Years ended September 30,
                              ----------------------------------------------
                                1993      1994     1995     1996      1997
                              --------  -------- -------- --------  --------
                               (in thousands, except earnings per share)
Income Statement data:
Net revenues                  $ 18,435  $ 29,720 $ 40,041 $ 41,532  $ 47,393
Cost of revenues                 4,018     6,190    7,725    9,360     9,737
                              --------  -------- -------- --------  --------
Gross profit                    14,417    23,530   32,316   32,172    37,656
                              --------  -------- -------- --------  --------
Operating expenses:
  Research and development       2,672     4,102    5,752    6,984     9,020
  Selling and marketing          7,069    11,736   17,541   19,565    22,864
  General and administrative     1,802     3,077    4,749    5,688     7,036
                              --------  -------- -------- --------  --------
    Total operating expenses    11,543    18,915   28,042   32,237    38,920
                              --------  -------- -------- --------  --------
Operating income (loss)          2,874     4,615    4,274      (65)   (1,264)
Other income (expense), net       (131)      406    1,035      975       931
                              --------  -------- -------- --------  --------
Income (loss) before
 provision for income taxes      2,743     5,021    5,309      910      (333)
Provision for (benefit from)
 income taxes                    1,014     1,823    1,513      203      (338)
                              --------  -------- -------- --------  --------
Net income                    $  1,729  $  3,198 $  3,796 $    707  $      5
                              ========  ======== ======== ========  ========
Earnings per share:
  Primary                     $   0.41  $   0.61 $   0.65 $   0.12  $   0.00
  Fully diluted               $   0.39  $   0.61 $   0.65 $   0.12  $   0.00
Weighted average shares
 outstanding:
  Primary                        4,219     5,231    5,841    5,865     5,913
  Fully diluted                  4,464     5,236    5,841    5,865     5,915
Consolidated Balance Sheet
 data:
  Total assets                $ 10,383  $ 37,254 $ 46,422 $ 49,091  $ 51,042
  Long-term obligations,
   less current portion       $    549  $    265 $     95 $     17  $    --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     (Dollars in thousands, except earnings per share)

OVERVIEW

MapInfo designs, develops, manufactures, markets, licenses and supports business mapping software and data products on a worldwide basis. The Company's products and services include software, application development tools, geographic and demographic data products, consulting services, training and technical support for personal computers, workstations and servers. The Company has organized its operations into three principal geographic operating units: the Americas, Europe, and Asia-Pacific (inclusive of Australia). Summarized information relating to Business Segments and International Operations is included in the notes to consolidated financial statements. Additionally, in 1997 the Company established three business units, focused on customer requirements, that encompass all of MapInfo's products. The business units are: Desktop, Enterprise and Information.

RESULTS OF OPERATIONS FOR 1995, 1996 AND 1997

  NET REVENUES

                                1995   Change  1996   Change  1997
  ------------------------------------------------------------------
   Software and data products  $36,070    3%  $36,980   16%  $42,968
   Services                      3,971   15%    4,552   -3%    4,425
  ------------------------------------------------------------------
   Net revenues                $40,041    4%  $41,532   14%  $47,393
  ------------------------------------------------------------------

In 1997, the increase in revenues was due to increased unit sales of software and data products in Europe and the Americas. Revenues from Asia-Pacific remained constant compared to 1996, reflecting a change in the Company's distribution model in Japan effective February 1997. Approximately half of the increase in total Company revenues in 1997 resulted from sales of new or recently introduced enterprise products, including SpatialWare, MapX, and ProServer. Services revenues declined in 1997 primarily due to increased reliance on value added resellers in the Americas to meet customer consulting requirements.

In 1996, revenues increased due to increased sales in Asia-Pacific and Europe, including the increased sales resulting from the acquisition of the Company's master distributor in Australia in August 1995. This increase offset a decline in revenues in the Americas primarily due to decreased unit sales of some software and data products, a shift in the mix of products sold toward lower-priced products, decreased technology licensing and development fees, and decreased services revenues.

The Americas represented 70%, 52% and 50% of Company revenues in 1995, 1996 and 1997, respectively. In addition, Asia-Pacific represented 12%, 24% and 22%, and Europe represented 18%, 24% and 28% of Company revenues in 1995, 1996 and 1997, respectively. Sales to one distributor in the Asia-Pacific region represented 7%, 9% and 7% of total net revenues in 1995, 1996 and 1997, respectively. The next scheduled expiration/renewal date for the distribution contract with this distributor is December 31, 1998.

The Company's operating results are affected by exchange rates. Approximately 10%, 25% and 27% of the Company's revenues were denominated in foreign currencies during 1995, 1996 and 1997, respectively.

  COST OF REVENUES

                                1995  Change  1996  Change  1997
  ---------------------------------------------------------------
   Cost of revenues            $7,725  21%   $9,360   4%   $9,737
   Percentage of net revenues   19.3%         22.5%         20.5%
  ---------------------------------------------------------------

Cost of revenues as a percentage of net revenues decreased in 1997 due to an increased percentage of sales from high margin software products, volume license arrangements, and lower material costs. The percentage increased in 1996 compared to 1995 due to lower technology licensing and development fees income, the cost of bundling other software products with MapInfo Professional, and the write-off of obsolete inventory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Dollars in thousands, except earnings per share)

  OPERATING EXPENSES

                                1995   Change  1996   Change  1997
  ------------------------------------------------------------------
   Research and development    $ 5,752  21%   $ 6,984  29%   $ 9,020
   Percentage of net revenues    14.4%          16.8%          19.0%
  ------------------------------------------------------------------
   Selling and marketing       $17,541  12%   $19,565  17%   $22,864
   Percentage of net revenues    43.8%          47.1%          48.2%
  ------------------------------------------------------------------
   General and administrative  $ 4,749  20%   $ 5,688  24%   $ 7,036
   Percentage of net revenues    11.9%          13.7%          14.8%
  ------------------------------------------------------------------

Research and development costs increased in 1997 primarily due to increased headcount and other costs resulting from the purchase of SpatialWare technology, increased costs for translating and localizing MapInfo products into foreign languages, and lower capitalization of product development costs. The increases in 1996 expenses resulted primarily from increased headcount, higher compensation costs following a competitive review, and higher depreciation and amortization expense in support of the Company's efforts to accelerate product development. Research and development headcount increased from 83 at the end of fiscal 1995 to 89 at the end of fiscal 1996 and to 97 at the end of fiscal 1997. Capitalized product development costs were $594, $1,316, and $333 (exclusive of additional capitalized product development costs resulting from the purchase of SpatialWare technology) in 1995, 1996 and 1997, respectively. These amounts represented 9%, 16% and 3% of total research and development costs in 1995, 1996 and 1997, respectively.

Selling and marketing expenses increased in 1997 primarily due to increases in headcount and other costs associated with the introduction, marketing and sale of SpatialWare and increases in sales and marketing activities in Europe. These were offset by the reductions in other sales and marketing costs in the Americas and in Asia-Pacific, primarily as a result of closing a support office in Tokyo. Sales and marketing costs associated with the SpatialWare product line accounted for nearly half of the increase in sales and marketing expenses in 1997. In 1996, selling and marketing expenses increased primarily due to operating costs in Australia and the costs of an office in Tokyo to support the Company's master distributor in Japan.

General and administrative expenses increased in 1997 primarily due to increased compensation costs, higher professional fees and increased MIS costs in the Company's domestic and international operations. The increase in 1996 was primarily attributable to operating costs in Australia and increased costs in the United Kingdom in support of the expansion of international operations.

  OTHER INCOME, NET

                       1995  Change 1996 Change 1997
  --------------------------------------------------
   Other income, net  $1,035  -6%   $975  -5%   $931
  --------------------------------------------------

Other income consisted mainly of interest income of $1,141, $1,206 and $1,357 in 1995, 1996 and 1997, respectively. Interest income was derived from investment activities. Interest income was offset by interest expense, foreign currency losses and other expenses totaling $106, $231 and $426 in 1995, 1996 and 1997, respectively. Increases in interest income, resulting from a shift in the investment portfolio from tax exempt to taxable investments, were offset by increases in foreign exchange losses and miscellaneous expense items.

  PROVISION FOR (BENEFIT FROM) INCOME TAXES

                                1995  Change 1996  Change   1997
  ----------------------------------------------------------------
   Provision for income taxes  $1,513  -87%  $ 203 -267%  $  (338)
   Effective tax rate           28.5%        22.4%        (101.5%)
  ----------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Dollars in thousands, except earnings per share)

The 1997 benefit from income taxes was attributable to the current year pre-tax loss and permanent differences arising from research and development tax credits and tax exempt interest income earned before the investment portfolio was substantially reinvested into taxable investments. In 1996, the decrease in the effective tax rate was primarily due to an increased portion of pre-tax income derived from tax-exempt investment income.

  NET INCOME AND EARNINGS PER SHARE

                                1995  Change 1996  Change 1997
  -------------------------------------------------------------
   Net income                  $3,796  -81%  $ 707  -99%  $   5
   Percentage of net revenues    9.5%         1.7%         0.0%
   Earnings per share          $ 0.65  -81%  $0.12  -99%  $0.00
  -------------------------------------------------------------

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $31.2 million at September 30, 1997, and represented 61% of total assets. The portfolio is invested primarily in short-term, liquid securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1999. The Company also has a $10 million line of credit with a bank that expires in January 1998. The Company anticipates that the line of credit will be renewed for a one-year period on substantially similar terms. There were no outstanding borrowings under either facility at September 30, 1997 and 1996.

In November 1996, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock. This authorization expired on September 30, 1997. During the period from June 1997 to September 30, 1997, the Company repurchased 80,000 shares totaling $878.

Net cash from operating activities was $3,318, $6,099 and $3,502 in 1995, 1996 and 1997, respectively. Net cash from (used for) investing activities was $72, $5,377 and ($5,847) in 1995, 1996 and 1997, respectively. During 1997 $2,369 was used for capital expenditures, primarily to upgrade computer equipment worldwide, for a new accounting/information system and for leasehold improvements in expanded facilities in the United Kingdom and Germany. The Company also capitalized $1,440 of product development costs resulting from the purchase of SpatialWare technology and purchased $1,705 of short-term investments. Net cash from (used for) financing activities included the proceeds from the exercise of stock options and share purchases under the Company's Employee Stock Purchase Plan, which totaled $806, $593 and $765 in 1995, 1996 and 1997, respectively. In 1997, these proceeds were primarily offset by purchases of ($878) of treasury stock.

Pursuant to an Agreement dated October 2, 1996, the Company acquired an exclusive, worldwide license to distribute and sub-license SpatialWare technology from Unisys Corporation. The Company is obligated to make contingent cash payments, up to a maximum of $1,500, to Unisys. Such obligation arises following the achievement of a specified threshold of cumulative net revenues of the SpatialWare business as defined in the Agreement. No royalties were earned or accrued as of September 30, 1997.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

THE DATA CONSULTANCY ACQUISITION

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Dollars in thousands, except earnings per share)
Kingdom. The purchase price was approximately $4,200 in cash and stock. In addition, the Company is obligated to make a contingent cash payment in October 1998, up to a maximum of approximately $1,000, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition will be accounted for as a purchase and, accordingly, the Company will include The Data Consultancy's results of operations in its financial statements from the date of acquisition.

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

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During fiscal 1997, the Company introduced a number of new products, including SpatialWare, ProServer and MapX. The Company's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

COMPETITION. The Company encounters significant competition in the market for business mapping systems worldwide. Increased competition may lead to pricing pressures that could adversely affect the Company's gross margins. Prices of software in Europe and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. Such price uplifts could erode in the future.

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

EXPANSION TO ENTERPRISE MARKET. The Company has previously marketed its products primarily in the desktop mapping market. The Company has recently expanded its product offerings beyond the desktop market to the enterprise and Internet/intranet markets. Sales to the enterprise and Internet/intranet markets are directed to different decision-makers within customer organizations and require different selling and marketing programs than are used in the desktop market. The failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

PRICES. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Dollars in thousands, except earnings per share)

INTELLECTUAL PROPERTY RIGHTS. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products, reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrinkwrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions; and the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

COST OF REVENUES. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, and services revenues, as well as with the distribution channel mix. Changes in the revenue mix, as well as the distribution model, may affect cost of revenues as a percentage of net revenues in the future.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues outside the Americas increased from 30% of revenues in fiscal 1995 to 48% of revenues in fiscal 1996 and to 50% of revenues in fiscal 1997. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in the value of international currencies, fluctuations in import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

YEAR 2000 COMPLIANCE. The Company's salable products rely on software applications. The Company also relies on systems of other parties in regards to its business, accounting and operational software. The Company believes that its salable products, as well as its significant business, accounting and operations software are year 2000 compliant. However, there can be no assurance that the Company will not experience difficulties with the conversion of these systems. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly manage dates beyond 1999.

ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 128- "Earnings Per Share" is effective for fiscal years ending after December 15, 1997. The Company will adopt this Statement in fiscal year 1998. The following represents the basic and dilutive earnings per share amounts had the Company been required to adopt this statement for the years ended September 30, 1995, 1996 and 1997:

                                                 Years Ended September 30,
                                                 --------------------------
                                                   1995     1996     1997
                                                 --------------------------
                                                   (Amounts in thousands,
                                                   except per share data)
Net income                                       $  3,796 $    707 $      5
                                                 --------------------------
Weighted average shares for basic EPS               5,561    5,691    5,823
Effect of dilutive stock options                      280      174       90
                                                 --------------------------
Weighted average shares and assumed exercise of
 stock options for dilutive EPS                     5,841    5,865    5,913
Basic EPS                                            0.68     0.12     0.00
Dilutive EPS                                         0.65     0.12     0.00

Statement of Financial Accounting Standards No. 130-"Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Dollars in thousands, except earnings per share)

and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131-"Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective October 1, 1998, the Company will adopt SFAS No. 131. Statement of Position 97-2 "Software Revenue Recognition" is effective for fiscal years beginning after December 15, 1997. This statement provides guidance on recognizing revenue on software transactions. The Company will adopt Statement of Position 97-2 effective October 1, 1998.

                  QUARTERLY FINANCIAL INFORMATION (unaudited)
               (Amounts in thousands, except earnings per share)

This information has been derived from unaudited quarterly consolidated financial statements that, in the opinion of management include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                    Three months ended
                      ---------------------------------------------------------------------------------
                         Dec. 31, Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30,
                           1995     1996      1996      1996      1996      1997      1997      1997
                      ---------------------------------------------------------------------------------
Net revenues              $9,652  $10,660   $10,164    $11,056  $10,095   $12,236   $12,160    $12,902
Cost of revenues           1,936    2,500     2,495      2,429    2,151     2,413     2,600      2,573
                      ---------------------------------------------------------------------------------
Gross profit               7,716    8,160     7,669      8,627    7,944     9,823     9,560     10,329
Operating expenses         7,895    8,215     7,775      8,352    9,190     9,948     9,618     10,164
                      ---------------------------------------------------------------------------------
Operating income (loss)     (179)     (55)     (106)       275   (1,246)     (125)      (58)       165
Other income, net            373      225       235        142      114       230       269        318
                      ---------------------------------------------------------------------------------
Income (loss) before
 taxes                       194      170       129        417   (1,132)      105       211        483
Provision for (benefit
 from) income taxes           58       20        26         99     (238)       22        44       (166)
                      ---------------------------------------------------------------------------------
Net income (loss)         $  136  $   150   $   103    $   318  $  (894)  $    83   $   167    $   649
                      ---------------------------------------------------------------------------------
                      ---------------------------------------------------------------------------------
Earnings (loss) per
 share:
  Primary                 $ 0.02  $  0.03   $  0.02    $  0.05  $ (0.15)  $  0.01   $  0.03    $  0.11
  Fully diluted           $ 0.02  $  0.03   $  0.02    $  0.05  $ (0.15)  $  0.01   $  0.03    $  0.11
Weighted average shares
 outstanding:
  Primary                  5,832    5,809     5,873      5,844    5,878     5,867     5,928      5,963
  Fully diluted            5,832    5,809     5,873      5,844    5,878     5,867     5,928      5,964

                              MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1997

                                     ITEM 8

                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Accountants                                           19
Consolidated Statements of Income for the years ended September 30, 1995,
 1996 and 1997                                                              20
Consolidated Balance Sheets as of September 30, 1996 and 1997               21
Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 1995, 1996 and 1997                                          22
Consolidated Statements of Cash Flows for the years ended September 30,
 1995, 1996 and 1997                                                        23
Notes to Consolidated Financial Statements                                  24

[COOPERS & LYBRAND LETTERHEAD APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MapInfo Corporation and Subsidiaries

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MapInfo Corporation and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                 COOPERS & LYBRAND L.L.P.

Albany, New York
November 5, 1997, except for Note 15, as to which the date is December 2, 1997

                      MAPINFO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                     Years Ended September 30,
                         ---------------------------------------------------
                               1995             1996              1997
                         ---------------- ----------------  ----------------
                         (Dollars in thousands, except earnings per share)
Net revenues:
  Products               $         36,070 $         36,980  $         42,968
  Services                          3,971            4,552             4,425
                         ---------------- ----------------  ----------------
    Total net revenues             40,041           41,532            47,393
                         ---------------- ----------------  ----------------
Cost of revenues:
  Products                          5,024            6,546             5,806
  Services                          2,701            2,814             3,931
                         ---------------- ----------------  ----------------
    Total cost of
     revenues                       7,725            9,360             9,737
                         ---------------- ----------------  ----------------
Gross profit                       32,316           32,172            37,656
                         ---------------- ----------------  ----------------
Operating expenses:
  Research and
   development                      5,752            6,984             9,020
  Selling and marketing            17,541           19,565            22,864
  General and
   administrative                   4,749            5,688             7,036
                         ---------------- ----------------  ----------------
    Total operating
     expenses                      28,042           32,237            38,920
                         ---------------- ----------------  ----------------
Operating income (loss)             4,274              (65)           (1,264)
Other income, net                   1,035              975               931
                         ---------------- ----------------  ----------------
Income (loss) before
 provision for income
 taxes                              5,309              910              (333)
Provision for (benefit
 from) income taxes                 1,513              203              (338)
                         ---------------- ----------------  ----------------
Net income               $          3,796 $            707  $              5
                         ================ ================  ================
Earnings per share:
  Primary                $           0.65 $           0.12  $           0.00
  Fully diluted          $           0.65 $           0.12  $           0.00
Weighted average shares
 outstanding (in
 thousands):
  Primary                           5,841            5,865             5,913
  Fully diluted                     5,841            5,865             5,915

                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                         -----------------------
                                                            1996        1997
                                                         ----------- -----------
                                                         (Dollars in thousands,
                                                            except share data)
ASSETS
Current Assets:
  Cash and cash equivalents                              $    27,104 $    24,711
  Short-term investments, at cost                              4,795       6,500
  Accounts receivable, less allowance of $1,249 at
   September 30, 1996 and $1,158 at September 30, 1997         7,581       9,291
  Inventories                                                  1,021         866
  Other current assets                                           844       1,288
  Income taxes receivable                                        260         188
  Deferred income taxes                                          845         669
                                                         ----------- -----------
    Total current assets                                      42,450      43,513
Property and equipment--net                                    4,685       3,809
Product development costs--net                                 1,115       1,889
Deferred income taxes                                            385       1,146
Intangibles and other assets                                     456         685
                                                         ----------- -----------
    Total assets                                         $    49,091 $    51,042
                                                         =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $     1,751 $     1,778
  Accrued expenses                                             4,820       5,603
  Deferred revenue                                             1,451       2,380
  Income taxes payable                                           536         575
                                                         ----------- -----------
    Total current liabilities                                  8,558      10,336
Other non-current liabilities                                    138         211
                                                         ----------- -----------
    Total liabilities                                          8,696      10,547
                                                         ----------- -----------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.002 par value; 25,000,000 shares
   authorized; 5,774,980 and 5,919,319 shares issued, in
   1996 and 1997, respectively                                    12          12
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued                                       --          --
  Paid-in capital                                             29,824      30,795
  Retained earnings                                           10,547      10,552
  Translation adjustment                                          13          15
                                                         ----------- -----------
                                                              40,396      41,374
  Less treasury stock, at cost, 2,000 shares in 1996 and
   82,000 shares in 1997                                           1         879
                                                         ----------- -----------
    Total stockholders' equity                                40,395      40,495
                                                         ----------- -----------
    Total liabilities and stockholders' equity           $    49,091 $    51,042
                                                         =========== ===========

                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended September 30, 1995, 1996 and 1997

                            Common Stock
                          ---------------- Paid-in Retained Translation Treasury
                           Shares   Amount Capital Earnings Adjustment   Stock
                          ------------------------------------------------------
                                (Dollars in thousands, except share data)
Balance, September 30,
 1994                     5,459,198  $11   $26,513 $ 6,044     $ --      $  (1)
Exercise of options and
 sale of stock under the
 Employee Stock Purchase
 Plan                       189,353  --        806     --        --        --
Tax benefit from option
 exercises                      --   --      1,527     --        --        --
Net income                      --   --        --    3,796       --        --
                          ------------------------------------------------------
Balance, September 30,
 1995                     5,648,551   11    28,846   9,840       --         (1)
Exercise of options and
 sale of stock under the
 Employee Stock Purchase
 Plan                       126,429    1       593     --        --        --
Tax benefit from option
 exercises                      --   --        385     --        --        --
Net income                      --   --        --      707       --        --
Foreign currency                --   --        --      --         13       --
                          ------------------------------------------------------
Balance, September 30,
 1996                     5,774,980   12    29,824  10,547        13        (1)
Exercise of options and
 sale of stock under the
 Employee Stock Purchase
 Plan                       144,339  --        765     --        --        --
Tax benefit from option
 exercises                      --   --        206     --        --        --
Net income                      --   --        --        5       --        --
Foreign currency                --   --        --      --          2       --
Purchase of treasury
 stock                          --   --        --      --        --       (878)
                          ------------------------------------------------------
Balance, September 30,
 1997                     5,919,319  $12   $30,795 $10,552     $  15     $(879)
                          ------------------------------------------------------
                          ------------------------------------------------------


                            See accompanying notes.

                     MAPINFO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended September 30,
                                                   ----------------------------
                                                     1995      1996      1997
                                                   --------  --------  --------
                                                     (Dollars in thousands)
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
  Net income                                       $  3,796  $    707  $      5
  Depreciation and amortization                       1,983     3,153     4,377
  Allowance for doubtful accounts and sales
   returns                                              616       189        18
  Provision for deferred income taxes                  (816)     (455)     (585)
  Other                                                 --        200       --
  Changes in operating assets and liabilities,
   net of acquisition:
   Accounts receivable                               (5,492)    1,646    (1,691)
   Inventories                                          482      (669)      126
   Other current assets                                (145)      304      (676)
   Accounts payable and accrued expenses              2,207       426       768
   Deferred revenue                                     580       429     1,043
   Income taxes                                         107       169       117
                                                   --------  --------  --------
    NET CASH FROM OPERATING ACTIVITIES                3,318     6,099     3,502
                                                   --------  --------  --------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Additions to property and equipment                (2,002)   (3,406)   (2,369)
  Capitalized product development costs                (594)   (1,316)     (333)
  Purchase of business, technology and other
   assets                                              (615)      (76)   (1,440)
  Short-term investments                              3,283    10,175    (1,705)
                                                   --------  --------  --------
    NET CASH FROM (USED FOR) INVESTING ACTIVITIES        72     5,377    (5,847)
                                                   --------  --------  --------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Payments on notes payable, long term debt and
   capital leases                                      (183)     (196)      (95)
  Purchase of common stock for treasury                  --        --      (878)
  Proceeds from exercise of stock options and
   ESPP purchases                                       806       593       765
  Tax benefit from option exercises                   1,527       385       206
                                                   --------  --------  --------
    NET CASH FROM (USED FOR) FINANCING ACTIVITIES     2,150       782        (2)
                                                   --------  --------  --------
EFFECT OF EXCHANGE RATES ON CASH AND CASH
 EQUIVALENTS                                            --        --        (46)
                                                   --------  --------  --------
NET CHANGE IN CASH AND EQUIVALENTS                    5,540    12,258    (2,393)
Cash and cash equivalents, beginning of period        9,306    14,846    27,104
                                                   --------  --------  --------
Cash and cash equivalents, end of period           $ 14,846  $ 27,104  $ 24,711
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                         $     32  $     16  $     40
  Income taxes                                          662       170       173

                            See accompanying notes.

                     MAPINFO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  The Company designs, develops, markets, licenses and supports business mapping software products, application development tools, and data products, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company markets its products worldwide through sales offices in North America, Europe, Australia, China, Hong Kong, Taiwan and Japan.

 Basis of Consolidation

  The consolidated financial statements include the accounts of MapInfo Corporation and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  For the purpose of the cash flows statements, the Company defines cash and cash equivalents as cash and investments with original maturities of three months or less.

 Inventories

  Inventories are stated at the lower of cost or market as determined on the average cost method and consist primarily of computer media, user manuals and software packaging supplies.

 Short-term Investments

  The Company's short-term investments consist of debt securities with maturity dates of one year or less. In accordance with SFAS No. 115, debt securities have been classified in the accompanying consolidated balance sheets as held-to-maturity securities and are reported at amortized cost because the Company has the positive intent and ability to hold these debt securities to maturity. Market value is determined by quoted market prices.

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

 Product Development Costs

  Product development costs, including product enhancements, are capitalized after technological feasibility has been established. These costs are reported at the lower of unamortized cost or net realizable value and are being amortized on a straight-line basis over two to five years, the estimated economic life of the products.

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

 Intangible Assets

  Intangible assets represents the excess of cost over the fair value of net assets acquired. Intangible assets are being amortized using the straight-line method over five to seven years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

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

 Reserve for Returns

  The Company as a matter of policy provides the buyer the right to return certain products within a stated period ranging from 30-60 days, for a refund of the purchase price or replacement of the product. Accordingly, the Company accrues for estimated future returns.

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

 Foreign Currency

  The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and the income statements are translated at the average rates of exchange prevailing during the year. Gains or losses resulting from translating non-U.S. currency financial statements are accumulated in a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                            (Dollars in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Computation of Earnings Per Share

  Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options using the treasury stock method.

 Reclassifications

  Certain reclassifications have been made to the 1995 and 1996 amounts to conform with the 1997 presentation.

2. SHORT-TERM INVESTMENTS

  At September 30, short-term investments consist of the following:

                                   1996                   1997
                          ---------------------- -----------------------
                          Amortized  Aggregate   Amortized   Aggregate
     Type of Investment     cost    market value   cost     market value
     ------------------   --------- ------------ --------- -------------
     Municipal bonds       $4,759      $4,759     $4,506      $4,506
     Commercial paper         --          --       1,968       1,968
     Government bonds          36          35         26          26
                           ------      ------     ------      ------
                           $4,795      $4,794     $6,500      $6,500
                           ======      ======     ======      ======

Included in other income, net is interest income of $1,141, $1,206 and $1,357 in 1995, 1996 and 1997, respectively.

A board member of the Company is an officer/shareholder in an organization which provides investment, advisory and custodial services to the Company. At September 30, 1997, this organization was in custody of $20,790 of cash and cash equivalents and short-term investments under an investment management agreement. The Company paid investment fees to this related party of $27, $30 and $36, in 1995, 1996 and 1997, respectively.

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                 September 30,
                                                ----------------
                                                 1996     1997
                                                -------  -------
     Computer hardware and software             $ 7,365  $ 6,381
     Equipment                                      945      788
     Furniture and fixtures                       1,335      860
     Leasehold improvements                         286      671
                                                -------  -------
                                                  9,931    8,700
     Accumulated depreciation and amortization   (5,246)  (4,891)
                                                -------  -------
                                                $ 4,685  $ 3,809
                                                =======  =======

During fiscal year 1997, the Company removed from the accounts fully depreciated assets and their related accumulated depreciation of $3,196. Depreciation and amortization expense for the years ended September 30, 1995, 1996 and 1997 was $1,377, $2,289 and $3,101, respectively.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                            (Dollars in thousands)

4. PRODUCT DEVELOPMENT COSTS

  Product development costs consist of the following:

                                 September 30,
                                ----------------
                                 1996     1997
                                -------  -------
     Product development costs  $ 2,802  $ 4,575
     Accumulated amortization    (1,687)  (2,686)
                                -------  -------
                                $ 1,115  $ 1,889
                                =======  =======

Capitalized product development costs for the years ended September 30, 1995, 1996 and 1997 was approximately $594, $1,316 and $1,773 (inclusive of $1,440 resulting from the purchase of SpatialWare technology--see Note 13), respectively.

Amortization of capitalized product development costs for the years ended September 30, 1995, 1996 and 1997 was approximately $606, $743 and $999, respectively.

5. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                         September 30,
                         -------------
                          1996   1997
                         ------ ------
     Accrued payroll     $1,088 $1,504
     Accrued vacation       503    754
     Accrued royalties      647    585
     Accrued marketing      388    454
     Accrued commission     296    603
     Accrued other        1,898  1,703
                         ------ ------
                         $4,820 $5,603
                         ====== ======

6. CREDIT FACILITIES

  The Company has a $10 million uncollateralized line of credit with a commercial bank, none of which was drawn down at September 30, 1996 or 1997. Interest is at the bank's prime rate. The line of credit expires on January 31, 1998.

The Company has a revolving convertible credit facility with a commercial bank under which a maximum of $20 million can be borrowed for a two year period and then converted into a three year term loan. Interest is at the bank's prime rate, LIBOR plus 1.5%, or a fixed rate, at the Company's option. The credit facility contains certain financial ratio covenants and is collateralized by the common stock and distribution agreements of certain subsidiaries. None of this credit facility was drawn down at September 30, 1996 or 1997. The facility expires in December 1999.

7. COMMITMENTS AND CONTINGENCIES

 Operating leases:

  The Company leases two facilities in the Rensselaer Technology Park totaling approximately 102,000 square feet of office space. These offices house the corporate headquarters and the principal research and

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                            (Dollars in thousands)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

development center, the principal sales, marketing and administrative staff for the Americas. These leases contain a nominal escalation in rental payments over the term of the lease, and in addition to monthly lease payments, the Company is responsible for such costs as real estate taxes and maintenance. The Company may acquire these facilities through the termination of these leases at a negotiated purchase price. The leases expire in 2002 and 2004. The Company also leases space of approximately 11,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1997 decline from $2.2 million in 1998 to $1.6 million in 2002.

Total rent expense for the years ended September 30, 1995, 1996 and 1997 was approximately $722, $1,665 and $2,133, respectively.

 Year 2000 Compliance:

  The Company's salable products rely on software applications. The Company also relies on systems of other parties in regards to its business, accounting and operational software. The Company believes that its salable products, as well as its significant business, accounting and operations software are year 2000 compliant. However, there can be no assurance that the Company will not experience difficulties with the conversion of these systems. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly manage dates beyond 1999.

8. INCOME TAXES

  Provision for (benefit from) income taxes consists of:

                                              Year Ended September 30,
                                              ---------------------------
                                                1995     1996     1997
                                              --------  -------- --------
   Current:
     Federal                                  $  1,742  $   484  $   100
     State                                         548      (50)      40
     Foreign                                        39      224      107
                                              --------  -------  -------
                                                 2,329      658      247
                                              --------  -------  -------
   Deferred income taxes:
     Federal                                      (664)    (422)    (685)
     State                                        (152)      28      (50)
     Foreign                                       --       (61)     150
                                              --------  -------  -------
                                                  (816)    (455)    (585)
                                              --------  -------  -------
   Provision for (benefit from) income taxes  $  1,513  $   203  $  (338)
                                              ========  =======  =======

The provision for income taxes has been reduced for research and development tax credits of approximately $246, $65 and $193 in 1995, 1996 and 1997, respectively. At September 30, 1997, the Company has approximately $856 of research and development tax credit carryforwards which begin to expire in 2009 and approximately $105 of alternative minimum tax credit carryforwards which have no expiration date.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                            (Dollars in thousands)



8. INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:

                                                 Year Ended September 30,
                                                 ---------------------------
                                                  1995     1996      1997
                                                 -------- -------- ---------
   Federal statutory income tax rate                  34%      34%       (34%)
   State taxes                                         5        2         (2)
   Non-U.S. tax rates and other foreign charges      --        24         21
   Tax-exempt investment income                       (6)     (42)       (59)
   Research and development credit                    (5)      (7)       (58)
   Non-deductible expenses and other                 0.5     11.3       30.5
                                                 -------  -------  ---------
                                                    28.5%    22.3%    (101.5%)
                                                 =======  =======  =========

U.S. income (loss) before taxes was $5,496, $684 and $(826) for the years ended September 30, 1995, 1996 and 1997, respectively.

Deferred income taxes recorded in the consolidated balance sheets at September 30, 1996 and 1997 consist of the following temporary differences:

                                                  1996    1997
                                                 ------  ------
   Current deferred tax assets:
     Accrued expenses                            $  513  $  347
     Bad debt reserve                               106      67
     Inventory                                       31      53
     Allowance for returns                          195     202
                                                 ------  ------
       Net current deferred tax assets              845     669
                                                 ------  ------
   Long term deferred tax assets (liabilities):
     Capitalized product development costs         (269)   (171)
     Tax credit carryovers                          379     961
     Property and equipment                          73     218
     Accrued expenses                               113     114
     Other non-current assets                        89      24
                                                 ------  ------
       Net long term deferred tax asset             385   1,146
                                                 ------  ------
   Net deferred tax asset                        $1,230  $1,815
                                                 ======  ======

There are no valuation allowances recorded against the Company's deferred tax assets, as it is more likely than not that all future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets, considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

9. EMPLOYEE STOCK PURCHASE AND STOCK OPTION PLANS

 Employee Stock Purchase Plan

  Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 200,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the

                      MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (Dollars in thousands)



9. EMPLOYEE STOCK PURCHASE AND STOCK OPTION PLANS (CONTINUED)

plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1995, 1996 and 1997, employees purchased 23,508, 42,148 and 62,441 shares, respectively.

 Stock Option Plans

  The Company has stock option plans for directors, officers, and all employees, which provide for non-qualified and incentive stock options. The option exercise price is the fair market value at the date of grant. Options granted prior to July 1996 vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted after July 1996 vest over 4 years and expire 10 years from the date of grant. At September 30, 1997, options for 216,861 shares were vested and 1,070,096 were available for future grants under the plans.

In February 1997, the Company repriced certain options granted to employees and officers. Option holders, holding options to purchase 561,363 shares with exercise prices ranging from $9.88 to $19.00 per share were issued new options on a one-for-one basis with an exercise price of $9.76 per share. This exercise price was based on the closing price of the Company's common stock on January 31, 1997, plus ten percent. The closing price on that date was $8.875. In March 1996, the Company repriced certain options granted to employees under this plan on a four-for-five basis. Option holders, holding options to purchase an aggregate of 327,177 shares with exercise prices ranging from $17.25 to $35.25 per share were issued 267,741 new options with an exercise price of $12.00 per share, the closing price of the Company's common stock on the date of the repricing. The repricings are included in the table below.

Stock options outstanding were as follows:

                                Outstanding Options
                                -----------------------
                                             Weighted
                                  Number      Average
                                    of       Exercise
                                  Shares       Price
                                -----------  ----------
   Balance, September 30, 1994      609,757   $   6.00
                                -----------
     Options granted                351,394      22.36
     Options forfeited              (87,007)      8.99
     Options exercised             (165,845)      2.55
                                -----------
   Balance, September 30, 1995      708,299      14.56
                                -----------
     Options granted                614,741      10.16
     Options forfeited             (532,042)     19.34
     Options exercised              (84,281)      1.95
                                -----------
   Balance, September 30, 1996      706,717       8.63
                                -----------
     Options granted                592,650      10.02
     Options forfeited             (147,373)      9.72
     Options exercised              (81,898)      3.51
                                -----------
   Balance, September 30, 1997    1,070,096       9.65
                                ===========

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (Dollars in thousands, except earnings per share)



9. EMPLOYEE STOCK PURCHASE AND STOCK OPTION PLANS (CONTINUED)

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1997 were as follows:

                             Options Outstanding                 Options Exercisable
                 -------------------------------------------- --------------------------
                   Number    Weighted Average     Weighted      Number       Weighted
   Range of      Outstanding     Remaining        Average     Exercisable    Average
Exercise Prices  at 9/30/97  Contractual Life  Exercise Price at 9/30/97  Exercise Price
---------------  ----------- ----------------- -------------- ----------- --------------
$0.02
 to
 $9.75              155,537        6.46            $ 6.09        56,771       $ 1.88
$9.76
 to
 $9.76              465,731        8.03              9.76       115,244         9.76
$9.81
 to
 $10.00             217,500        9.06              9.88           500        10.00
$10.13
 to
 $13.25             222,918        9.55             11.04        36,318        11.13
$19.00
 to
 $30.25               8,410        7.10             25.81         8,028        26.13
                  ---------                                     -------
                  1,070,096        8.32              9.65       216,861         8.53
                  =========                                     =======

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, pro forma net income (loss) and earnings (loss) per share would have been:

                                        1996    1997
                                        ----- --------
   Pro forma net income (loss)          $ 351 $(1,483)
   Pro forma earnings (loss) per share  $0.06 $ (0.25)

The weighted average fair value of options granted under the plans during fiscal years 1996 and 1997 were $9.90 and $6.10, respectively. The weighted average assumptions for the various option plans range from:

                                          1996                  1997
                                  --------------------- ---------------------
   Risk-free interest rate            5.3% to 6.0%          5.2% to 6.6%
   Expected term                  6 months to 7.3 years 6 months to 7.3 years
   Company's expected volatility           60%                   60%
   Dividend yield                         None                  None

10. DEFERRED COMPENSATION (401(K)) PLAN

  The Company has a deferred compensation (401(k)) plan which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. Beginning January 1, 1997, the Company may at its option contribute up to 50% of the first two thousand dollars contributed by each employee to the plan. Deferred compensation expense for the years ended September 30, 1995, 1996 and 1997 was $94, $110 and $220, respectively.

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                            (Dollars in thousands)

11. CONCENTRATION OF CREDIT RISK

  The Company's investment portfolio is diversified and consists of short-term investment grade securities. At September 30, 1997, the Company had $113 in U.S. banks in excess of insured limits and $981 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors. Sales to one distributor represented 7% of total net revenues for the year ended September 30, 1997, and 11% of total accounts receivable at September 30, 1997. The next scheduled expiration/renewal date for this distribution contract is December 31, 1998. There can be no assurance that this distribution contract will be renewed.

12. BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

  The Company operates in one industry segment consisting of the development, marketing, licensing and support of mapping software and data products.

Summarized information relating to international operations is as follows:

                                               September 30,
                                          -------------------------
                                           1995     1996     1997
                                          -------  -------  -------
Sales to unaffiliated customers:
  United States                           $26,298  $19,688  $22,203
  Europe                                    3,457   10,067   13,090
  Australia                                   607    5,127    5,691
  Export sales from United States           9,679    6,650    6,409
                                          -------  -------  -------
    Total sales to unaffiliated customers $40,041  $41,532  $47,393
                                          =======  =======  =======
Operating income (loss)
  United States                           $ 4,406  $  (473) $(1,956)
  Europe                                     (149)     366      467
  Australia                                    17       42      225
                                          -------  -------  -------
    Total operating income (loss)         $ 4,274  $   (65) $(1,264)
                                          =======  =======  =======
Identifiable assets
  United States                           $41,815  $42,367  $42,592
  Europe                                    3,110    4,980    6,395
  Australia                                 1,497    1,744    2,055
                                          -------  -------  -------
    Total identifiable assets             $46,422  $49,091  $51,042
                                          =======  =======  =======

Export sales from the United States include sales primarily to Canada, Japan, Hong Kong and for the first half of 1995, Europe. Australia accounted for 2%, 12% and 12% of total Company revenue for the years ended September 30, 1995, 1996 and 1997. International revenues, including export sales, outside the Americas was 30%, 48% and 50% of total revenue in 1995, 1996 and 1997, respectively. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations in the near term.

                      MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (Dollars in thousands, except earnings per share)


13. ACQUISITION

  Pursuant to an Agreement dated October 2, 1996, the Company acquired an exclusive, worldwide license to distribute and sub-license SpatialWare technology from Unisys Corporation for a six month period. Under the agreement, the Company also acquired an option to purchase the underlying intellectual property and certain fixed assets and to employ the staff of people engaged in the development, sales and marketing of SpatialWare in Canada, the United States, and Europe. The purchase option was exercised on April 2, 1997. Total purchase consideration, which was principally for intellectual property, was $1,440 in cash and is classified as product development costs.

The Company is obligated to make contingent cash payments, up to a maximum of $1,500. Such obligation arises following the achievement of a specified threshold of cumulative net revenues of the SpatialWare business as defined in the Agreement. No royalties were earned or accrued as of September 30, 1997.

14. OTHER DEVELOPMENTS

  Statement of Financial Accounting Standards No. 128-"Earnings Per Share" is effective for fiscal years ending after December 15, 1997. The Company will adopt this Statement in fiscal year 1998. The following represents the basic and dilutive earnings per share amounts had the Company been required to adopt this statement for the years ended September 30, 1995, 1996 and 1997:

                                                 Years Ended September 30,
                                                 --------------------------
                                                   1995     1996     1997
                                                 -------- -------- --------
                                                  (Amounts in thousands,
                                                   except per share data)
Net income                                       $  3,796 $    707 $      5
                                                 -------- -------- --------
Weighted average shares for basic EPS               5,561    5,691    5,823
Effect of dilutive stock options                      280      174       90
                                                 -------- -------- --------
Weighted average shares and assumed exercise of
 stock options
 for dilutive EPS                                   5,841    5,865    5,913
Basic EPS                                            0.68     0.12     0.00
Dilutive EPS                                         0.65     0.12     0.00

Statement of Financial Accounting Standards No. 130-"Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131-"Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective October 1, 1998, the Company will adopt SFAS No. 131. Statement of Position 97-2 "Software Revenue Recognition" is effective for fiscal years beginning after December 15, 1997. This statement provides guidance on recognizing revenue on software transactions. The Company will adopt Statement of Position 97-2 effective October 1, 1998.

15. SUBSEQUENT EVENTS

 Acquisition

  Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy

                     MAPINFO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                            (Dollars in thousands)



15. SUBSEQUENT EVENTS (CONTINUED)

("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $4,200 in cash and stock. In addition, the Company is obligated to make a contingent cash payment in October 1998, up to a maximum of approximately $1,000, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition will be accounted for as a purchase and, accordingly, the Company will include The Data Consultancy's results of operations in its financial statements from the date of acquisition.

 Reincorporation

  On October 31, 1997, the Company's stockholders approved the Company's reincorporation from New York to Delaware. The reincorporation became effective on November 6, 1997 through the merger of MapInfo New York with and into the Company, then a wholly-owned subsidiary of MapInfo New York.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1998 (the "1998 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1998 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Other Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. OTHER MATTERS

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Other Matters" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the years ended September 30, 1995, 1996 and 1997 included in Item 14(d):

Schedule VIII--Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

  Listing of Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    3.1      Restated Certificate of Incorporation of the Registrant. (A)
    3.2      By-Laws of the Registrant. (A)
    4        Specimen Certificate for shares of the Registrant's Common Stock.
   10.1+     Employee Non-Qualified Stock Option Plan I, as amended to date.
             (B)
   10.2+     Employee Non-Qualified Stock Option Plan II, as amended to date.
             (B)
   10.3+     1993 Stock Incentive Plan, as amended to date. (C)
   10.4+     1993 Director Stock Option Plan, as amended to date. (C)
   10.5      Lease Agreement dated as of August 1, 1993 by and between the
             Registrant and Rensselaer Polytechnic Institute. (B)
   10.6+     Employee Patent and Confidential Information Agreement dated as of
             May 1, 1988 by and between the Registrant and Michael D. Marvin.
             (D)
   10.7+     Employee Patent and Confidential Information Agreement dated as of
             May 3, 1988 by and between the Registrant and John F. Haller. (D)
   10.8+     Amended and Restated Employment Agreement, dated as of April 1,
             1997 by and between the Registrant and D. Joseph Gersuk. (E)
   10.9+     Employee Intellectual Property, Confidential Information and Non-
             Competition Agreement dated as of April 10, 1997 by and between the Registrant and D. Joseph Gersuk. (E)
   10.10+    Employee Patent, Confidential Information and Non-Competition
             Agreement dated as of August 21, 1989 by and between the
             Registrant and Elizabeth A. Ireland. (F)
   10.11+    Employment Agreement, dated as of February 6, 1995 by and between the Registrant and F. Steve Weick. (G)
   10.12+    Employee Patent, Confidential Information and Non-Competition
             Agreement dated as of February 7, 1995 by and between the
             Registrant and F. Steven Weick. (G)
   10.13     Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (G)
   10.14+    Amended and restated Employment Agreement dated as of September
             30, 1996 by and between the Registrant and Michael D. Marvin. (H)
   10.15+    Employment Agreement dated as of September 28, 1996 by and between the Registrant and John C. Cavalier. (H)
   10.16+    Employee Patent, Confidential Information and Non-Competition
             Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (H)
   10.17+    Amended and Restated Employment Agreement, dated as of October 1,
             1995 by and between the Registrant and Elizabeth A. Ireland. (I)
   10.18     Loan Agreement dated October 21, 1996 by and between the
             Registrant and D. Joseph Gersuk (I)
   10.19     Unsecured Promissory Note dated June 2, 1997 by and between the
             Registrant and John C. Cavalier. (E)
   11        Statement regarding computation of per share earnings.

 EXHIBIT NO.             DESCRIPTION
 -----------             -----------
     21      Subsidiaries of the Registrant.
     23      Consent of Coopers & Lybrand L.L.P.
     27      Financial Data Schedule

--------
(A) Incorporated herein by reference from the exhibits to the Form 8-K dated November 6, 1997.
(B) Incorporation herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).
(C) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1997.
(D) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1994.
(E) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 1997.
(F) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1994.
(G) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1995.
(H) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1996.
(I) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1996.
+ Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1997.

                              MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1997

                                   ITEM 14(D)

                          FINANCIAL STATEMENT SCHEDULE

                      MAPINFO CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE VIII
                             (Dollars in thousands)

        COLUMN A           COLUMN B    COLUMN C      COLUMN D     COLUMN E    COLUMN F
        --------          ---------- ------------ -------------- ----------  ----------
                          BALANCE AT  ADDITIONS     ADDITIONS                BALANCE AT
                          BEGINNING   CHARGED TO    CHARGED TO                 END OF
      DESCRIPTION         OF PERIOD  EXPENSE, NET OTHER ACCOUNTS DEDUCTIONS    PERIOD
      -----------         ---------- ------------ -------------- ----------  ----------
Year ended September 30,
 1995:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts and
   sales returns            $  333       218           466(2)        (68)(1)   $  949
Year ended September 30,
 1996:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts and
   sales returns            $  949       301           147(2)       (148)(1)   $1,249
Year ended September 30,
 1997:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts and
   sales returns            $1,249        92            93(2)       (276)(1)   $1,158

--------
(1)Uncollectible accounts written off.
(2)Allowance for sales returns.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAPINFO CORPORATION
                                          (Registrant)

                                               /s/ John C. Cavalier
                                          By:  ________________________________
                                               John C. Cavalier
                                               President and Chief Executive
                                               Officer

                                          Date:December 22, 1997
                                              ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME                                TITLE                       DATE

                              President and Chief Executive      December 22,
/s/ John C. Cavalier          Officer (Principal Executive       1997
-------------------------     Officer)
John C. Cavalier

                              Chairman of the Board              December 22,
/s/ Michael D. Marvin                                            1997
-------------------------
Michael D. Marvin

                              Executive Vice President,          December 22,
/s/ D. Joseph Gersuk          Treasurer and Chief Financial      1997
-------------------------     Officer (Principal Financial
D. Joseph Gersuk              and Accounting Officer)

/s/ John F. Haller            Vice President, Chief              December 22,
-------------------------     Technology Officer, Secretary      1997
John F. Haller                and Director

/s/ Laszlo C. Bardos          Director                           December 22,
-------------------------                                        1997
Laszlo C. Bardos

/s/ George C. McNamee         Director                           December 22,
-------------------------                                        1997
George C. McNamee

/s/ James A. Perakis          Director                           December 22,
-------------------------                                        1997
James A. Perakis

/s/ John F. Burton            Director                           December 22,
-------------------------                                        1997
John F. Burton

                                 EXHIBIT INDEX

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    3.1      Restated Certificate of Incorporation of the Registrant. (A)
    3.2      By-Laws of the Registrant. (A)
    4        Specimen Certificate for shares of the Registrant's Common Stock.
   10.1+     Employee Non-Qualified Stock Option Plan I, as amended to date.
             (B)
   10.2+     Employee Non-Qualified Stock Option Plan II, as amended to date.
             (B)
   10.3+     1993 Stock Incentive Plan, as amended to date. (C)
   10.4+     1993 Director Stock Option Plan, as amended to date. (C)
   10.5      Lease Agreement dated as of August 1, 1993 by and between the
             Registrant and Rensselaer Polytechnic Institute. (B)
   10.6+     Employee Patent and Confidential Information Agreement dated as of
             May 1, 1988 by and between the Registrant and Michael D. Marvin.
             (D)
   10.7+     Employee Patent and Confidential Information Agreement dated as of
             May 3, 1988 by and between the Registrant and John F. Haller. (D)
   10.8+     Amended and Restated Employment Agreement, dated as of April 1,
             1997 by and between the Registrant and D. Joseph Gersuk. (E)
   10.9+     Employee Intellectual Property, Confidential Information and Non-
             Competition Agreement dated as of April 10, 1997 by and between the Registrant and D. Joseph Gersuk. (E)
   10.10+    Employee Patent, Confidential Information and Non-Competition
             Agreement dated as of August 21, 1989 by and between the
             Registrant and Elizabeth A. Ireland. (F)
   10.11+    Employment Agreement, dated as of February 6, 1995 by and between the Registrant and F. Steve Weick. (G)
   10.12+    Employee Patent, Confidential Information and Non-Competition
             Agreement dated as of February 7, 1995 by and between the
             Registrant and F. Steven Weick. (G)
   10.13     Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (G)
   10.14+    Amended and restated Employment Agreement dated as of September
             30, 1996 by and between the Registrant and Michael D. Marvin. (H)
   10.15+    Employment Agreement dated as of September 28, 1996 by and between the Registrant and John C. Cavalier. (H)
   10.16+    Employee Patent, Confidential Information and Non-Competition
             Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (H)
   10.17+    Amended and Restated Employment Agreement, dated as of October 1,
             1995 by and between the Registrant and Elizabeth A. Ireland. (I)
   10.18     Loan Agreement dated October 21, 1996 by and between the
             Registrant and D. Joseph Gersuk (I)
   10.19     Unsecured Promissory Note dated June 2, 1997 by and between the
             Registrant and John C. Cavalier. (E)
   11        Statement regarding computation of per share earnings.

 EXHIBIT NO.             DESCRIPTION
 -----------             -----------
     21      Subsidiaries of the Registrant.
     23      Consent of Coopers & Lybrand L.L.P.
     27      Financial Data Schedule

--------
(A) Incorporated herein by reference from the exhibits to the Form 8-K dated November 6, 1997.
(B) Incorporation herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).
(C) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1997.
(D) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1994.
(E) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 1997.
(F) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1994.
(G) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1995.
(H) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1996.
(I) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1996.
+ Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.