Form 10-Q
period 1997-12-31
MAPINFO CORP
filed 1998-02-12
CIK 916238

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

               For the Quarterly Period Ended December 31, 1997
                             _____________________

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


The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 1998 was 5,940,017.

================================================================================

                              MAPINFO CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

                                     INDEX

                                                                     Page
                                                                     ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Income Statements
          for the three months ended December 31, 1997 and 1996         1

          Balance Sheets
          as of December 31, 1997 and September 30, 1997                2

          Cash Flows Statements
          for the three months ended December 31, 1997 and 1996         3

          Notes to Financial Statements                                 4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                              11

Signatures                                                              12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MAPINFO CORPORATION AND SUBSIDIARIES
INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)


                                                                Three Months
                                                                   Ended
                                                                December 31,
                                                    ------------------------------------
                                                           1997                1996
                                                    ----------------    ----------------

Net revenues                                                 $13,145             $10,095
Cost of revenues                                               2,854               2,151
                                                    ----------------    ----------------
       Gross profit                                           10,291               7,944
                                                    ----------------    ----------------

Operating expenses:
  Research and development                                     2,431               2,085
  Selling and marketing                                        6,072               5,490
  General and administrative                                   1,686               1,615
                                                    ----------------    ----------------
       Total operating expenses                               10,189               9,190
                                                    ----------------    ----------------
       Operating income (loss)                                   102              (1,246)
Other income - net                                               278                 114
                                                    ----------------    ----------------
       Income (loss) before provision for income                 380              (1,132)
        taxes
Provision for (benefit from) income taxes                         76                (238)
                                                    ----------------    ----------------
       Net income (loss)                                     $   304             $  (894)
                                                    ================    ================

Earnings (loss) per share:
     Basic                                                   $  0.05             $ (0.15)
     Dilutive                                                $  0.05             $ (0.15)

Weighted average shares outstanding:
     Basic                                                     5,897               5,775
     Dilutive                                                  5,985               5,775



See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(in thousands, except per share data)

                                                                                       December 31,          September 30,
                                                                                           1997                   1997
                                                                                   -----------------      ------------------
ASSETS                                                                                 (unaudited)

Current Assets:
     Cash and cash equivalents                                                               $16,811                 $24,711
     Short-term investments, at cost                                                          14,000                   6,500
     Accounts receivable, less allowance of $1,158 at
      December 31, 1997  and September 30, 1997                                                9,825                   9,291
     Inventories                                                                                 859                     866
     Other current assets                                                                      1,425                   1,288
     Income taxes receivable                                                                     170                     188
     Deferred income taxes                                                                       666                     669
                                                                                   -----------------      ------------------
                   Total current assets                                                       43,756                  43,513
Property and equipment - net                                                                   4,455                   3,809
Product development costs - net                                                                1,580                   1,739
Deferred income taxes                                                                          1,146                   1,146
Intangibles and other assets                                                                   4,246                     835
                                                                                   -----------------      ------------------
                   Total assets                                                              $55,183                 $51,042
                                                                                   =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                        $ 1,765                 $ 1,778
     Accrued liabilities                                                                       8,423                   5,603
     Deferred revenue                                                                          2,903                   2,380
     Income taxes payable                                                                        705                     575
                                                                                   -----------------      ------------------
                   Total current liabilities                                                  13,796                  10,336


Other non-current liabilities                                                                    102                     211
                                                                                   -----------------      ------------------
                   Total liabilities                                                          13,898                  10,547
                                                                                   -----------------      ------------------

Stockholders' Equity:
     Common stock, $0.002 par value                                                               12                      12
     Preferred stock, $.01 par value                                                               -                       -
     Paid-in  capital                                                                         31,107                  30,795
     Retained earnings                                                                        10,857                  10,552
     Translation adjustment                                                                      (85)                     15
                                                                                   -----------------      ------------------
                                                                                              41,891                  41,374
     Less treasury stock, at cost                                                                606                     879
                                                                                   -----------------      ------------------
                   Total stockholders' equity                                                 41,285                  40,495
                                                                                   -----------------      ------------------
                   Total liabilities and stockholders' equity                                $55,183                 $51,042
                                                                                   =================      ==================

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)

                                                                                Three months
                                                                                    ended
                                                                                 December 31,
                                                                           1997                 1996
                                                                     --------------       --------------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
  Net income (loss)                                                        $    304              $  (894)
  Depreciation and amortization                                               1,026                  953
  Allowance for doubtful accounts and returns                                    10                  (23)
  Provision for deferred income taxes                                           120                 (239)
  Changes in operating assets and liabilities:
     Accounts receivable                                                          8                   41
     Inventories                                                                 78                  (98)
     Other current assets                                                      (108)                (752)
     Accounts payable and accrued liabilities                                   510                  (40)
     Deferred revenue                                                           404                  524
                                                                     --------------       --------------
               NET CASH FROM (USED FOR) OPERATING ACTIVITIES                  2,352                 (528)
                                                                     --------------       --------------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Additions to property and equipment                                          (715)                (668)
  Capitalized product development costs                                        (115)                 (75)
  Purchases of business, technology and other assets                         (2,088)              (1,590)
  Short-term investments                                                     (7,500)                (601)
                                                                     --------------       --------------
                NET CASH USED FOR INVESTING ACTIVITIES                      (10,418)              (2,934)
                                                                     --------------       --------------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Payments on notes payable, long term debt and capital leases                    -                  (76)
  Proceeds from exercise of options and ESPP stock purchases                    166                    4
                                                                     --------------       --------------
                NET CASH FROM (USED FOR) FINANCING ACTIVITIES                   166                  (72)
                                                                     --------------       --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      -                  (13)
                                                                     --------------       --------------
NET CHANGE IN CASH AND EQUIVALENTS                                           (7,900)              (3,547)

Cash and equivalents, beginning of period                                    24,711               27,104
                                                                     --------------       --------------
Cash and equivalents, end of period                                        $ 16,811              $23,557
                                                                     ==============       ==============


See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to amounts previously reported to conform with the December 31, 1997 presentation.

2.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 -
- "Earnings Per Share" in fiscal year 1998. The following represents the reconciliation of the basic and dilutive earnings per share amounts for the three months ended December 31, 1997 and 1996. Amounts presented for 1996 have been restated to conform with the provisions of SFAS No. 128.

                                                          Three months Ended December 31,
                                                       ----------------------------------
                                                            1997                  1996
                                                       -------------        -------------
                                                             (Amounts in thousands,
                                                            except per share data)

Net income (loss)                                             $  304               $ (894)
                                                       =============        =============

Weighted average shares for basic EPS                          5,897                5,775
Effect of dilutive stock options                                  88                    -
                                                       -------------        -------------
Weighted average shares and assumed exercise of
             stock options for dilutive EPS                    5,985                5,775
                                                       =============        =============
Basic EPS                                                     $ 0.05               $(0.15)
Dilutive EPS                                                  $ 0.05               $(0.15)

3.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


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

4.  COMMON STOCK REPURCHASE PROGRAM

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1998 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. In the quarter ended December 31, 1997, no shares were repurchased under this program. To date, the Company has repurchased 82,000 shares at a cost of $879,000.

5.  ACQUISITION

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $4.2 million, consisting of $3.8 million in cash and $400 thousand in stock. In addition, the Company is obligated to make a contingent cash payment in October 1998, up to a maximum of approximately $1.0 million, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition was accounted for as a purchase and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

MapInfo designs, develops, manufactures, markets, licenses and supports business mapping software and data products on a worldwide basis. The Company's products and services include software, application development tools, geographic and demographic data products, consulting services, training and technical support for personal computers, workstations, and servers. The Company has organized its operations into three principal geographic operating units: the Americas, Europe and Asia Pacific (inclusive of Australia). Additionally, in 1997, the Company established three business units, focused on customer requirements, that encompass all of MapInfo's products. The business units are Desktop, Enterprise and Information.

NET REVENUES

Revenues for the first quarter of fiscal 1998 increased 30% to $13.1 million from $10.1 million in the same period in fiscal 1997. The increase in revenues was primarily attributable to increased unit sales of the Company's core software and data products worldwide. In the Americas, revenues increased 42% due generally to improved execution throughout the sales and marketing organization, especially in the VAR channel, and to increased average selling price per unit for core technology software products. In Europe, revenues increased by 8% due primarily to revenues from The Data Consultancy. Asia-Pacific revenues grew by 41%, driven by strong software and data sales in Australia following the release of the CDATA 96 product, and by increased product royalties from Japan and Greater China.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues increased to 21.7% in the first quarter of 1998 from 21.3% in 1997. As a result, the gross profit margin decreased slightly year-on-year to 78.3% from 78.7%.

Research and development (R&D) expenses increased 17% to $2.4 million in the first quarter of fiscal 1998 from $2.1 million in the corresponding prior year period. This increase was primarily due to increased headcount resulting from the acquisition of SpatialWare and The Data Consultancy, partially offset by lower costs in the Troy, New York, development operations. As a percentage of revenues, R&D expense declined to 18.5% in the first quarter of 1998 from 20.7% in the first quarter of 1997.

Selling and marketing expenses increased 11% to $6.1 million in the first quarter of fiscal 1998 from $5.5 million in 1997. As a percentage of revenues, selling and marketing expenses declined to 46.2% in 1998 from 54.4% in 1997. The increase in selling and marketing expenses in the first quarter was primarily attributable to increased headcount in Europe and to implement the business unit strategy and the vertical industry focus in the Americas. The increase in expenses was partially offset by reduced selling costs in Japan following the Company's closing of its support office in Tokyo.

General and administrative expenses increased 4% to $1.7 million in the first quarter of fiscal 1998 from $1.6 million in 1997. As a percentage of revenues, general and administrative expenses declined to 12.8% in 1998 from 16.0% in 1997. The increase in general and administrative expenses reflected increased costs in Europe due to The Data Consultancy acquisition and to support growing operations.

The 1998 first quarter increase in other income is primarily related to a $115 thousand increase in interest income associated with moving the Company's short-term investments from tax-exempt to taxable securities.

The effective income tax rate was 20% in the first quarter of fiscal 1998 compared to 21% in the first quarter of fiscal 1997.

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $30.8 million at December 31, 1997, compared to $31.2 million at September 30, 1997. At December 31, 1997, the portfolio was invested primarily in short-term, liquid, taxable securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1999, and a $10 million credit facility with a bank that expires in January 1999. There were no outstanding borrowings under either facility at December 31, 1997.

Net cash generated from operating activities was $2.4 million for the three months ended December 31, 1997, compared to $(0.5) million for the corresponding period in the prior year. Net cash used for investing activities of $10.4 million included $2.1 million for the acquisition of The Data Consultancy and $7.5 million in purchases of short-term investments.

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1998 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. In the quarter ended December 31, 1997, no shares were repurchased under this program. To date, the Company has repurchased 82,000 shares at a cost of $879,000.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

THE DATA CONSULTANCY ACQUISITION

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $4.2 million, consisting of $3.8 million in cash and $400 thousand in stock. In addition, the Company is obligated to make a contingent cash payment in October 1998, up to a maximum of approximately $1.0 million in cash, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition has been accounted for as a purchase and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition.

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

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During fiscal 1997, the Company introduced a number of new products, including ProServer, SpatialWare and MapX. The Company's future success depends, in part,
upon customer and market acceptance of these new products.    The Company's
future success will also depend in part on its ability to integrate the operations of The Data Consultancy. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

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

INTELLECTUAL PROPERTY RIGHTS. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrink-wrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions; and the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

COST OF REVENUES. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, and services revenues, as well as with the distribution channel mix. Changes in the revenue mix, as well as the distribution model, may continue to affect cost of revenues as a percentage of net revenues in the future.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues outside the Americas were 49% and 53% of revenues in the fiscal first quarters ended December 31, 1997 and December 31, 1996, respectively. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuations in import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

YEAR 2000 COMPLIANCE. The Company's salable products rely on software applications. The Company also relies on systems of other parties in regard to its business, accounting and operational software. The Company believes that its salable products, as well as its significant business, accounting and operations software are year 2000 compliant. However, there can be no assurance that the Company will not experience difficulties with the conversion of these systems. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its salable products, systems and applications or those operated by other parties to properly manage dates beyond 1999.

ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective October 1, 1998, the Company will adopt SFAS No. 131. Statement of Position 97-2 "Software Revenue Recognition" is effective for fiscal years beginning after December 15, 1997. This statement provides guidance on recognizing revenue on software transactions. The Company will adopt Statement of Position 97-2 effective October 1, 1998.

MAPINFO CORPORATION
Part II.  Other Information
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.
      The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b)   Reports on Form 8-K
      The Company filed a Form 8-K on November 6, 1997 in connection with the Company's reincorporation as a Delaware business corporation.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MAPINFO CORPORATION

Date:  February 12, 1998                  By: /s/ D. Joseph Gersuk
                                             ---------------------
                                              D. Joseph Gersuk,
                                                Executive Vice President,
                                                 Finance and International
                                                 Operations, Chief Financial
                                                 Officer and Treasurer
                                                 (Principal Financial Officer)

EXHIBIT INDEX




Exhibit
Number          Description of Exhibit
------          ----------------------

27              Financial Data Schedule.
