Form 10-Q
period 1998-03-31
MAPINFO CORP
filed 1998-05-14
CIK 916238

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998
                             _____________________

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

                            Yes    X      No
                               ---------    --------

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 1, 1998 was 5,928,532.

                              MAPINFO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Income Statements
         for the three and six months ended March 31, 1998 and 1997           3

         Balance Sheets
         as of March 31, 1998 and September 30, 1997                          4

         Cash Flows Statements
         for the six months ended March 31, 1998 and 1997                     5

         Notes to Financial Statements                                        6


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                 14

ITEM 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MAPINFO CORPORATION AND SUBSIDIARIES
INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)



                                                             Three Months                        Six Months
                                                            Ended March 31,                    Ended March 31,
                                                  --------------------------------      ------------------------------
                                                        1998              1997               1998              1997
                                                  --------------    --------------      -------------    -------------
Net revenues                                             $14,897           $12,236            $28,042          $22,331
Cost of revenues                                           3,350             2,413              6,204            4,564
                                                  --------------    --------------      -------------    -------------
       Gross profit                                       11,547             9,823             21,838           17,767
                                                  --------------    --------------      -------------    -------------

Operating expenses:
  Research and development                                 2,676             2,211              5,107            4,296
  Selling and marketing                                    6,150             6,010             12,222           11,500
  General and administrative                               1,941             1,727              3,627            3,342
                                                  --------------    --------------      -------------    -------------
       Total operating expenses                           10,767             9,948             20,956           19,138
                                                  --------------    --------------      -------------    -------------
       Operating income (loss)                               780              (125)               882           (1,371)
Other income - net                                           201               230                479              344
                                                  --------------    --------------      -------------    -------------
       Income (loss) before provision for
         income taxes                                        981               105              1,361           (1,027)
Provision for (benefit from) income taxes                    217                22                293             (216)
                                                  --------------    --------------      -------------    -------------
       Net income (loss)                                 $   764           $    83            $ 1,068          $  (811)
                                                  ==============    ==============      =============    =============
Earnings (loss) per share:
     Basic                                                 $0.13             $0.01              $0.18           $(0.14)
     Dilutive                                              $0.13             $0.01              $0.18           $(0.14)

Weighted average shares outstanding:
     Basic                                                 5,856             5,788              5,877            5,782
     Dilutive                                              5,991             5,867              5,986            5,782

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(in thousands, except per share data)

                                                                                           March 31,            September 30,
                                                                                              1998                   1997
                                                                                       -----------------      ------------------
                                                                                          (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $16,146                 $24,711
   Short-term investments, at cost                                                           14,735                   6,500
   Accounts receivable, less allowance of $1,233 and $1,158
     at March 31, 1998 and September 30, 1997, respectively                                  10,939                   9,291
   Inventories                                                                                  824                     866
   Other current assets                                                                       1,842                   1,288
   Income taxes receivable                                                                       86                     188
   Deferred income taxes                                                                        666                     669
                                                                                      -------------            ------------
           Total current assets                                                              45,238                  43,513

Property and equipment - net                                                                  4,871                   3,809
Product development costs - net                                                               1,411                   1,739
Deferred income taxes                                                                         1,146                   1,146
Intangibles and other assets                                                                  4,149                     835
                                                                                      -------------            ------------
           Total assets                                                                     $56,815                 $51,042
                                                                                      =============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                         $ 1,652                 $ 1,778
   Accrued liabilities                                                                        9,264                   5,603
   Deferred revenue                                                                           3,072                   2,380
   Income taxes payable                                                                         843                     575
                                                                                      -------------            ------------
           Total current liabilities                                                         14,831                  10,336
Other non-current liabilities                                                                   131                     211
                                                                                      -------------            ------------
           Total liabilities                                                                 14,962                  10,547
                                                                                      -------------            ------------
Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.002 par value                                                                 12                      12
   Preferred stock, $.01 par value                                                                -                       -
   Paid-in capital                                                                           31,151                  30,795
   Retained earnings                                                                         11,621                  10,552
   Translation adjustment                                                                        18                      15
                                                                                      -------------            ------------
                                                                                             42,802                  41,374
                                                                                      -------------            ------------
   Less treasury stock, at cost                                                                 949                     879
                                                                                      -------------            ------------
           Total stockholders' equity                                                        41,853                  40,495
                                                                                      -------------            ------------
           Total liabilities and stockholders' equity                                       $56,815                 $51,042
                                                                                      =============            ============

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)

                                                                                         Six months
                                                                                       Ended March 31,
                                                                             -----------------------------------
                                                                                   1998                 1997
                                                                             --------------       --------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
  Net income (loss)                                                                $  1,068              $  (811)
  Depreciation and amortization                                                       2,089                2,031
  Allowance for doubtful accounts and returns                                            89                  406
  Provision for deferred income taxes                                                     -                 (190)
  Changes in operating assets and liabilities, net of effect from acquisition:
     Accounts receivable                                                             (1,158)                (505)
     Inventories                                                                         79                  (27)
     Other current assets                                                              (401)                (795)
     Accounts payable and accrued liabilities                                         1,458                  (79)
     Deferred revenue                                                                   596                1,034
                                                                             --------------       --------------
               NET CASH FROM OPERATING ACTIVITIES                                     3,820                1,064
                                                                             --------------       --------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Additions to property and equipment                                                (1,810)              (1,084)
  Capitalized product development costs                                                (152)                (232)
  Purchases of business, technology and other assets                                 (2,088)              (1,589)
  Short-term investments                                                             (8,235)                 467
                                                                             --------------       --------------
               NET CASH USED FOR INVESTING ACTIVITIES                               (12,285)              (2,438)
                                                                             --------------       --------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Payments on notes payable, long term debt and capital leases                            -                  (76)
  Purchase of common stock for treasury                                                (828)                   -
  Proceeds from exercise of options and ESPP stock purchases                            693                  238
                                                                             --------------       --------------
               NET CASH FROM (USED FOR) FINANCING ACTIVITIES                           (135)                 162
                                                                             --------------       --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             35                   97
                                                                             --------------       --------------
NET CHANGE IN CASH AND EQUIVALENTS                                                   (8,565)              (1,115)
Cash and equivalents, beginning of period                                            24,711               27,104
                                                                             --------------       --------------
Cash and equivalents, end of period                                                $ 16,146              $25,989
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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain reclassifications have been made to amounts previously reported to conform with the 1998 presentation.

2.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 -
- "Earnings Per Share" in fiscal year 1998. The following represents the reconciliation of the basic and dilutive earnings per share amounts for the three months and six months ended March 31, 1998 and 1997. Amounts presented for 1997 have been restated to conform with the provisions of SFAS No. 128.


                                                        Three months                    Six months
                                                       Ended March 31,                 Ended March 31,
                                               ------------------------------    --------------------------
                                                    1998              1997           1998            1997
                                               -------------     ------------    -----------    -----------
                                                        (Amounts in thousands, except per share data)
Net income (loss)                                     $  764           $   83         $1,068         $ (811)
                                               =============     ============    ===========    ===========
Weighted average shares for basic EPS                  5,856            5,788          5,877          5,782
Effect of dilutive stock options                         135               79            109              -
                                               -------------     ------------    -----------    -----------
Weighted average shares and assumed
  exercise of stock options for dilutive EPS           5,991            5,867          5,986          5,782
                                               =============     ============    ===========    ===========
Basic EPS                                             $ 0.13           $ 0.01         $ 0.18         $(0.14)
Dilutive EPS                                          $ 0.13           $ 0.01         $ 0.18         $(0.14)

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


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

4.  COMMON STOCK REPURCHASE PROGRAM

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1998 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the six months period ended March 31, 1998, the Company repurchased 66,000 shares at a cost of $828,000 under this program. To date under this repurchase program, the Company has repurchased 146,000 shares at a cost of $1,705,000, under which 67,662 shares have been reissued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

MapInfo designs, develops, manufactures, markets, licenses and supports business mapping software and data products on a worldwide basis. The Company's products and services include software, application development tools, geographic and demographic data products, consulting services, training and technical support for personal computers, workstations, and servers. The Company has organized its operations into three principal geographic operating units: the Americas, Europe and Asia-Pacific (inclusive of Australia). Additionally, in 1997, the Company established three business units, focused on customer requirements, that encompass all of MapInfo's products. The business units are Desktop, Enterprise and Information.

NET REVENUES

Revenues for the second quarter of fiscal 1998 increased 22% to $14.9 million from $12.2 million in the same period in fiscal 1997. For the six months ending March 31, 1998, revenues increased 26% to $28.0 million from $22.3 million in the same period in fiscal 1997. The increase in revenues for the quarter and year-to-date was primarily attributable to increased unit sales of the Company's core software and data products in the Americas and Europe, and to the effect of the acquisition of The Data Consultancy. In the Americas, revenues increased 12% and 25% for the three and six-month periods ended March 31, 1998, respectively, due generally to improved execution throughout the sales and marketing organization, especially in the VAR channel. In Europe, revenues increased by 65% and 36% for the quarter and year-to-date, respectively, due primarily to additional revenues resulting from The Data Consultancy acquisition and strong sales of core software products. Asia-Pacific revenues declined by 7% for the quarter, primarily due to unfavorable exchange rates for the Australian dollar in comparison to 1997. On a year-to-date basis, Asia-Pacific revenues increased by 13% due to strong software and data sales in Australia following the release of the CDATA 96 product.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues increased to 22.5% in the second quarter of 1998 from 19.7% in 1997. As a result, the gross margin decreased year-on-year to 77.5% from 80.3%. For the six months ending March 31, 1998, gross margin decreased to 77.9% from 79.6% during the same period in 1997. The gross margin decline was primarily attributable to an increase in revenue from data products as a percentage of total revenues and lower margins on services revenues.

Research and development (R&D) expenses increased 21% to $2.7 million in the second quarter of fiscal 1998 from $2.2 million in the corresponding prior year period. For the six months ending March 31, 1998, R&D expenses increased 19% to $5.1 million from $4.3 million in the same period in fiscal 1997. The increase in R&D expenses was primarily attributed to increased headcount resulting from the acquisitions of SpatialWare Canada, Inc. and The Data Consultancy, partially offset by lower costs in the Troy, New York, development operations. As a percentage of revenues, R&D expenses were 18.2% and 19.2% for the six months ending March 31, 1998 and 1997, respectively.

Selling and marketing expenses increased 2% to $6.2 million in the second quarter of fiscal 1998 from $6.0 million in 1997. For the six months ending March 31, 1998, selling and marketing expenses increased 6% to $12.2 million from $11.5 million in the same period in fiscal 1997. The increase in selling and marketing expenses in the second quarter and year-to-date was primarily attributable to increased headcount associated with the acquisition of The Data Consultancy as well as the implementation of the business unit strategy and the vertical industry focus in the Americas. The increase in expenses was partially offset by reduced selling costs in the Asia Pacific, including the closing of the Company's support office in Tokyo in 1997. As a percentage of revenues, selling and marketing expenses declined to 43.5% for the first half of 1998 from 51.5% for the same period in 1997, due to improved expense leveraging.

General and administrative expenses increased 12% to $1.9 million in the second quarter of fiscal 1998 from $1.7 million in 1997. For the six months ending March 31, 1998, general and administrative expenses increased 9% to $3.6 million from $3.3 million in the same period in fiscal 1997. The increase in G&A expenses for the quarter and year-to-date was primarily due to The Data Consultancy acquisition and associated amortization of goodwill as well as an increase in European general and administrative expenses to support growing operations. For the six months ending March 31, 1998, general and administrative expenses as a percentage of revenues declined to 12.9% as compared to 15.0% for the same period in 1997.

Other income decreased by $29,000 in the second quarter of 1998. For the six months ending March 31, 1998, other income increased by $135,000 relative to the corresponding period last year as a result of increased interest income associated with moving a substantial amount of the Company's short-term investments from tax-exempt to taxable securities.

The effective income tax rate for the three and six months ended March 31, 1998 and 1997 was approximately 22% and 21%, respectively.

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $30.9 million at March 31, 1998, compared to $31.2 million at September 30, 1997. At March 31, 1998, the Company's investment portfolio consisted primarily of short-term, liquid, taxable securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1999, and a $10 million credit facility with a bank that expires in January 1999. There were no outstanding borrowings under either facility at March 31, 1998.

Net cash generated from operating activities was $3.8 million for the six months ended March 31, 1998, compared to $1.1 million for the corresponding period in the prior year. Net cash used for investing activities of $12.3 million included $2.1 million for the acquisition of The Data Consultancy and $8.2 million in purchases of short-term investments.

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1998 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the six months period ended March 31, 1998, the Company repurchased 66,000 shares at a cost of $828,000 under this program. To date under this repurchase program, the Company has repurchased 146,000 shares at a cost of $1,705,000, under which 67,662 shares have been reissued.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

ACQUISITION OF THE DATA CONSULTANCY

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

INVESTMENT IN OBJECT/FX CORPORATION

Pursuant to a Purchase Agreement dated April 3, 1998, the Company invested $1.1 million in the form of convertible debt and a minority equity interest in Object/FX Corporation, a Minnesota company engaged in the development and sale of Java mapping technology. As part of the investment, the Company also received a warrant to acquire additional shares and options from existing stockholders to acquire a majority interest in Object/FX Corporation in three years. In addition, MapInfo and Object/FX Corporation entered into a non-exclusive worldwide marketing agreement, under which the Company will enhance and sell Object/FX Java-based products.

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

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During fiscal 1997, the Company introduced a number of new products, including ProServer and SpatialWare. The Company's future success depends, in part, upon
customer and market acceptance of these new products.    The Company's future
success will also depend in part on its ability to integrate the operations of The Data Consultancy. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues outside the Americas were 51% and 50% of total Company revenues for the six months ending March 31, 1998 and March 31, 1997, respectively. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuations in import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

MAPINFO CORPORATION
Part II.  Other Information
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of stockholders of the Company was held on February 25, 1998. The following matters were voted on at the stockholders' meeting.

                                                                                                     Broker
                                                          For     Against  Withheld   Abstentions   Non-Votes
                                                       ---------  -------  --------   -----------   ---------
Election of Directors:
----------------------------------------
     Laszlo C. Bardos                                  5,196,427             40,851
     John F. Burton                                    5,195,427             41,851
     John C. Cavalier                                  5,196,186             41,092
     John F. Haller                                    5,196,427             40,851
     Michael D. Marvin                                 5,194,986             42,292
     George C. McNamee                                 5,193,519             43,759
     James A. Perakis                                  5,196,202             41,076


AMENDMENT TO THE 1993 STOCK INCENTIVE PLAN:
------------------------------------------
The shares authorized under the 1993 Stock
Incentive Plan were increased from 1,325,000
to 1,625,000 shares.                                   2,668,779   602,179                 31,649   1,934,671


AMENDMENT TO THE 1993 EMPLOYEE STOCK  PURCHASE PLAN:
---------------------------------------------------
The number of shares of Common Stock available for
purchase by employees under the 1993 Employee Stock
Purchase Plan was increased from 200,000 to 300,000.   2,900,461   380,627                 32,429   1,923,761

RATIFICATION OF COOPERS & LYBRAND L.L.P. AS THE
COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
CURRENT FISCAL YEAR.                                   5,226,835     5,657                  4,786

MAPINFO CORPORATION
Part II.  Other Information
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.
      The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b)   Reports on Form 8-K
      No reports on Form 8-K were filed during the three months ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MAPINFO CORPORATION

Date:  May 14, 1998               By: /s/ D. Joseph Gersuk
                                      ---------------------
                                      D. Joseph Gersuk,
                                      Executive Vice President,
                                       Finance and International
                                       Operations, Chief Financial
                                       Officer and Treasurer

EXHIBIT INDEX



Exhibit
Number               Description of Exhibit
------               ----------------------

10.1                 1993 Stock Incentive Plan, as amended to date

10.2                 1993 Director Stock Option Plan, as amended to date

27                   Financial Data Schedule.