Form 10-Q
period 1998-06-30
MAPINFO CORP
filed 1998-08-14
CIK 916238

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

                 For the Quarterly Period Ended June 30, 1998
                             _____________________

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

                            Yes    X      No
                               ---------     ---------

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of July 31, 1998 was 5,729,747.




================================================================================

                              MAPINFO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Income Statements
          for the three and nine months ended June 30, 1998 and 1997         1

          Balance Sheets
          as of June 30, 1998 and September 30, 1997                         2

          Cash Flows Statements
          for the nine months ended June 30, 1998 and 1997                   3

          Notes to Financial Statements                                      4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                6


PART II.  OTHER INFORMATION

ITEM 5.   Other Information                                                  12

ITEM 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MAPINFO CORPORATION AND SUBSIDIARIES
INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)

                                                   Three Months          Nine Months
                                                  Ended June 30,        Ended June  30,
                                                 -----------------     -----------------
                                                   1998      1997        1998     1997
                                                 ------    -------     -------   -------

Net revenues                                     $15,451   $12,160     $43,493   $34,491
Cost of revenues                                   3,454     2,600       9,658     7,164
                                                 -------   -------     -------   -------
       Gross profit                               11,997     9,560      33,835    27,327
                                                 -------   -------     -------   -------

Operating expenses:
  Research and development                         2,519     2,458       7,626     6,754
  Selling and marketing                            6,633     5,427      18,855    16,927
  General and administrative                       2,164     1,733       5,791     5,075
                                                 -------   -------     -------   -------
       Total operating expenses                   11,316     9,618      32,272    28,756
                                                 -------   -------     -------   -------
       Operating income (loss)                       681       (58)      1,563    (1,429)
Other income - net                                   425       269         904       613
                                                 -------   -------     -------   -------
       Income (loss) before provision for          1,106       211       2,467      (816)
        income taxes
Provision for (benefit from) income taxes            275        44         568      (172)
                                                 -------   -------     -------   -------
       Net income (loss)                         $   831   $   167     $ 1,899   $  (644)
                                                 =======   =======     =======   =======

Earnings (loss) per share:
     Basic                                       $  0.14   $  0.03     $  0.32   $ (0.11)
     Dilutive                                    $  0.14   $  0.03     $  0.32   $ (0.11)

Weighted average shares outstanding:
     Basic                                         5,836     5,847       5,863     5,803
     Dilutive                                      5,955     5,928       5,976     5,803


See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(in thousands, except per share data)

                                                                          June 30,            September 30,
                                                                            1998                   1997
                                                                        ------------           ------------
                                                                         (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                              $ 16,061                $ 24,711
  Short-term investments, at cost                                          11,125                   6,500
  Accounts receivable, less allowance of $1,300 and $1,158
    at June 30, 1998 and September 30, 1997, respectively                  12,707                   9,291
  Inventories                                                                 906                     866
  Other current assets                                                      1,612                   1,288
  Income taxes receivable                                                      86                     188
  Deferred income taxes                                                       664                     669
                                                                         --------                --------
      Total current assets                                                 43,161                  43,513
Property and equipment - net                                                4,693                   3,809
Product development costs - net                                             1,285                   1,739
Deferred income taxes                                                       1,146                   1,146
Intangibles and other assets                                                5,100                     835
                                                                         --------                --------
      Total assets                                                       $ 55,385                $ 51,042
                                                                         ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $  1,428                $  1,778
  Accrued liabilities                                                       9,248                   5,603
  Deferred revenue                                                          3,168                   2,380
  Income taxes payable                                                        829                     575
                                                                         --------                --------
      Total current liabilities                                            14,673                  10,336

Other non-current liabilities                                                 247                     211
                                                                         --------                --------
      Total liabilities                                                    14,920                  10,547
                                                                         --------                --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.002 par value                                                12                      12
  Preferred stock, $.01 par value                                               -                       -
  Paid-in capital                                                          31,172                  30,795
  Retained earnings                                                        12,452                  10,552
  Translation adjustment                                                     (214)                     15
                                                                         --------                --------
                                                                           43,422                  41,374
  Less treasury stock, at cost                                              2,957                     879
                                                                         --------                --------
      Total stockholders' equity                                           40,465                  40,495
                                                                        ---------                --------
     Total liabilities and stockholders' equity                          $ 55,385                $ 51,042
                                                                         ========                ========

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)

                                                                                           Nine months
                                                                                          Ended June 30,
                                                                                  ------------------------------
                                                                                     1998                 1997
                                                                                  ----------           ---------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
  Net income (loss)                                                                $  1,899              $  (644)
  Depreciation and amortization                                                       3,218                3,109
  Allowance for doubtful accounts and returns                                           195                  317
  Provision for deferred income taxes                                                     -                 (241)
  Changes in operating assets and liabilities, net of effect from acquisition:
     Accounts receivable                                                             (3,049)                (171)
     Inventories                                                                        (23)                  75
     Other current assets                                                              (183)                (752)
     Accounts payable and accrued liabilities                                         1,222                  (95)
     Deferred revenue                                                                   810                  892
                                                                                   --------              -------
               NET CASH FROM OPERATING ACTIVITIES                                     4,089                2,490
                                                                                   --------              -------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Additions to property and equipment                                                (2,431)              (1,738)
  Capitalized product development costs                                                (211)                (295)
  Acquisition of business, technology and other assets                               (2,088)              (1,590)
  Other long-term assets                                                             (1,171)                   -
  Short-term investments                                                             (4,625)               2,502
                                                                                   --------              -------
                NET CASH USED FOR INVESTING ACTIVITIES                              (10,526)              (1,121)
                                                                                   --------              -------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Payments on notes payable, long term debt and capital leases                            -                  (95)
  Purchase of common stock for treasury                                              (2,837)                (220)
  Proceeds from exercise of options and ESPP stock purchases                            716                  431
                                                                                   --------              -------
                NET CASH FROM (USED FOR) FINANCING ACTIVITIES                        (2,121)                 116
                                                                                   --------              -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            (92)                 (28)
                                                                                   --------              -------

NET CHANGE IN CASH AND EQUIVALENTS                                                   (8,650)               1,457

Cash and equivalents, beginning of period                                            24,711               27,104
                                                                                   --------              -------
Cash and equivalents, end of period                                                $ 16,061              $28,561
                                                                                   ========              =======

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain reclassifications have been made to amounts previously reported to conform to the 1998 presentation.

2.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 -
- "Earnings Per Share" in 1998. The following represents the reconciliation of the basic and dilutive earnings per share amounts for the three months and nine months ended June 30, 1998 and 1997. Amounts presented for 1997 have been restated to conform to the provisions of SFAS No. 128.


                                                         Three months                     Nine months
                                                        Ended June 30                    Ended June 30,
                                               -------------------------------    --------------------------
                                                    1998              1997            1998           1997
                                               -------------     -------------    -----------    -----------
                                                       (Amounts in thousands, except per share data)
Net income (loss)                              $         831     $         167    $     1,899    $      (644)
                                               =============     =============    ===========    ===========


Weighted average shares for basic EPS                  5,836             5,847          5,863          5,803
Effect of dilutive stock options                         119                81            113              -
                                               -------------     -------------    -----------    -----------

Weighted average shares and assumed
    exercise of stock options for dilutive EPS         5,955             5,928          5,976          5,803
                                               =============     =============    ===========    ===========

Basic EPS                                      $        0.14     $        0.03    $      0.32    $     (0.11)
Dilutive EPS                                   $        0.14     $        0.03    $      0.32    $     (0.11)

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)



3.   NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective October 1, 1998, the Company will adopt SFAS No. 131. Statement of Position 97-2 "Software Revenue Recognition" is effective for fiscal years beginning after December 15, 1997. This statement provides guidance on recognizing revenue on software transactions. The Company will adopt Statement of Position 97-2 effective October 1, 1998. Management believes the implementation of these accounting standards will not have a material impact on the financial condition, results of operations or liquidity of the Company.

4.  COMMON STOCK REPURCHASE PROGRAM

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1998 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the nine months period ended June 30, 1998, the Company repurchased 235,000 shares at a cost of $2.8 million under this program. To date the Company has repurchased 315,000 shares under this program at a cost of $3.7 million, of which 67,662 shares have been reissued.

5.  ACQUISITION

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $4.2 million, consisting of $3.8 million in cash and $400 thousand in stock. In addition, the Company is obligated to make a contingent cash payment in March 1999, up to a maximum of approximately $1.0 million, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition was accounted for as a purchase and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

MapInfo designs, develops, manufactures, markets, licenses and supports business mapping software and data products on a worldwide basis. The Company's products and services include software, application development tools, geographic and demographic data products, consulting services, training and technical support for personal computers, workstations, and servers. The Company has organized its operations into three principal geographic operating units: the Americas, Europe and Asia-Pacific (inclusive of Australia). Additionally, in 1997, the Company established three business units, focused on customer requirements that encompass all of MapInfo's products. The business units are Desktop, Enterprise and Information.

NET REVENUES

Revenues for the third quarter of fiscal 1998 increased 27% to $15.5 million from $12.2 million in the same period in fiscal 1997. The increase was primarily attributed to an increase in revenues of the Company's software products and data products, which accounted for 51% and 45%, respectively of the overall increase. Included in data revenues was the effect of the acquisition in December 1997 of The Data Consultancy, which contributed $1.0 million or 31% of the overall revenue increase. On a geographic basis, revenues increased approximately 27% in the Americas and 56% in Europe. Approximately two-thirds of the increase in Europe's revenue was attributed to the acquisition of The Data Consultancy. Asia-Pacific revenues decreased 3% primarily due to the decline of the Australian dollar versus the US dollar and lower royalty income from Greater China. Excluding the effect of the translation of the Australian dollar, Asia-Pacific revenue would have increased 7% for the quarter.

For the nine months ending June 30, 1998, revenues increased 26% to $43.5 million from $34.5 million in the same period in fiscal 1997. The increase in revenues was primarily attributed to a 21% increase in revenues of the Company's
software products and a 62% increase in data revenues.   Included in the data
revenues was the effect of the acquisition of The Data Consultancy, which contributed $2.4 million or 27% of the overall revenue increase. On a geographic basis, revenues increased approximately 25% in the Americas and 42% in Europe. Approximately two-thirds of the increase in Europe's revenue was attributed to the acquisition of The Data Consultancy. On a year-to-date basis, Asia-Pacific revenues increased by 7% primarily due to increased unit sales of software products in Australia and a 25% increase in royalty income from Japan, partially offset by the decline in the Australian dollar versus the US dollar. Excluding the effect of the translation of the Australian dollar, the increase in Asia-Pacific revenue would have been 16% for the nine months ending June 30, 1998.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues increased to 22.4% in the third quarter of 1998 from 21.4% in 1997. As a result, the gross margin decreased to 77.6% from 78.6%. For the nine months ending June 30, 1998, gross margin decreased to 77.8% from 79.2% during the same period in 1997. The gross margin decline was primarily attributable to an increase in revenue from data products as a percentage of total revenues as a result of the acquisition of The Data Consultancy.

Research and development (R&D) expenses of $2.5 million in the third quarter of fiscal 1998 remained consistent with the corresponding prior year period. For the nine months ending June 30, 1998, R&D expenses increased 13% to $7.6 million from $6.8 million in the same period in fiscal 1997. The increase in R&D expenses was primarily attributed to increased headcount resulting from the acquisition of SpatialWare technology and The Data Consultancy, partially offset by lower costs in the Troy, New York, development operations. Excluding the effect of acquisitions, R&D expenses decreased approximately 9% from prior year. As a percentage of revenues, R&D expenses were 17.5% and 19.6% for the nine months ending June 30, 1998 and 1997, respectively.

Selling and marketing expenses increased 22% to $6.6 million in the third quarter of fiscal 1998 from $5.4 million in 1997. For the nine months ending June 30, 1998, selling and marketing expenses increased 11% to $18.9 million from $16.9 million in the same period in fiscal 1997. The increase in selling and marketing expenses in the third quarter and year-to-date was primarily attributable to a 28 person increase in selling and marketing headcount in Europe to support expanded operations. The acquisition of The Data Consultancy accounted for one-third of this increase. In addition, the headcount in the Americas increased by 17 primarily in support of the Company's business unit strategy. As a percentage of revenues, selling and marketing expenses declined to 43.4% for the nine months ending June 30, 1998 from 49.1% for the same period in 1997, due to improved expense leveraging.

General and administrative (G&A) expenses increased 25% to $2.2 million in the third quarter of fiscal 1998 from $1.7 million in 1997. For the nine months ending June 30, 1998, general and administrative expenses increased 14% to $5.8 million from $5.1 million in the same period in fiscal 1997. The increase in G&A expenses for the quarter and year-to-date was primarily due to The Data Consultancy acquisition and associated amortization of intangible assets ($200 thousand in the quarter; $400 thousand year-to-date) as well as an increase in European general and administrative expenses to support growing operations. Excluding the effects of the acquisition, G&A expenses for the nine months ending June 30, 1998 increased 5% as compared to prior year. For the nine months ending June 30, 1998, general and administrative expenses as a percentage of revenues declined to 13.3% as compared to 14.7% for the same period in 1997.

Other income increased by $156 thousand in the third quarter of 1998 as compared to the same period in fiscal 1997 due primarily to foreign exchange gains of
$136 thousand.   For the nine months ending June 30, 1998, other income
increased by $291 thousand relative to the corresponding period last year as a result of increased interest income associated with moving a substantial amount of the Company's short-term investments from tax-exempt to higher yielding taxable securities.

The effective income tax rate for the nine months ended June 30, 1998 and 1997 was approximately 23% and 21%, respectively.

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $27.2 million at June 30, 1998, compared to $31.2 million at September 30, 1997. At June 30, 1998, the Company's investment portfolio consisted primarily of short-term, liquid, taxable securities.

MapInfo has no material long-term debt. The Company has a $20 million credit facility with a bank that expires in December 1999, and a $10 million credit facility with a bank that expires in January 1999. There were no outstanding borrowings under either facility at June 30, 1998.

Net cash generated from operating activities was $4.1 million for the nine months ended June 30, 1998, compared to $2.5 million for the corresponding period in the prior year. The increase in fiscal 1998 was due principally to an increase in net income, accounts payable and accrued liabilities partially offset by an increase in accounts receivable. Net cash used for investing activities of $10.5 million included $2.1 million for the acquisition of The Data Consultancy, $2.4 million for purchases of property and equipment and $4.6 million in purchases of short-term investments.

The Board of Directors has authorized the Company to implement a Common Stock repurchase program under which the Company is authorized to purchase a maximum of $5,000,000 of Common Stock on the open market or in negotiated transactions from time to time. The program will remain in effect until September 30, 1998 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the nine months ended June 30, 1998, the Company repurchased 235,000 shares at a cost of $2.8 million under this program. To date the Company has repurchased 315,000 shares under this program, at a cost of $3.7 million, of which 67,662 shares have been reissued.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

ACQUISITION OF THE DATA CONSULTANCY

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $4.2 million, consisting of $3.8 million in cash and $400 thousand in stock. In addition, the Company is obligated to make a contingent cash payment in March 1999, up to a maximum of approximately $1.0 million in cash, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition has been accounted for as a purchase and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years.

INVESTMENT IN OBJECT/FX CORPORATION

Pursuant to a Purchase Agreement dated April 3, 1998, the Company invested $1.1 million in the form of convertible debt and a minority equity interest in Object/FX Corporation, a Minnesota company engaged in the development and sale of Java mapping technology. As part of the investment, the Company also received a warrant to acquire additional shares over a period of 5 years at a total cost of $550,000 and options from existing stockholders to acquire a majority interest in Object/FX Corporation at any time during the period commencing October 3, 2000 and ending April 3, 2001. In addition, MapInfo and Object/FX Corporation entered into a non-exclusive worldwide marketing agreement, under which the Company will enhance and sell Object/FX Java-based products. The investment in Object/FX has been accounted for under the cost method.

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective October 1, 1998, the Company will adopt SFAS No. 131. Statement of Position 97-2 "Software Revenue Recognition" is effective for fiscal years beginning after December 15, 1997. This statement provides guidance on recognizing revenue on software transactions. The Company will adopt Statement of Position 97-2 effective October 1, 1998. Management believes the implementation of these accounting standards will not have a material impact on the financial condition, results of operations or the liquidity of the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation statements concerning the sufficiency of the Company's capital resources and the impact of new accounting standards. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time, should be considered in evaluating MapInfo's outlook and future.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During fiscal 1997 and 1998, the Company introduced a number of new products, including ProServer, SpatialWare, DB Planner and Target Pro. The Company's future success depends, in part, upon customer and market acceptance of these new products. The Company's future success will also depend in part on its ability to integrate the operations of The Data Consultancy and any other acquired businesses with its existing operations. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

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

COST OF REVENUES. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, and services revenues, as well as with the distribution channel mix. Changes in the Company's revenue mix, as well as its distribution model, may continue to affect cost of revenues as a percentage of net revenues in the future.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company's operating results are affected by foreign exchange rates. Revenues outside the Americas were 51% and 49% of total Company revenues for the nine months ending June 30, 1998 and 1997, respectively. The Company does not engage in any hedging transactions. However, since much of the Company's international costs of goods sold and operating expenses are also incurred in local currencies, the impact of exchange rates is partially mitigated. In addition, the international portion of the Company's business is subject to a number of other inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into international languages, fluctuations in import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

YEAR 2000 COMPLIANCE. The Company's saleable products rely on software applications. The Company also relies on systems of other parties in regard to its business, accounting and operational software. The Company believes that its saleable products are year 2000 compliant, with exception to certain minor products. These exceptions do not represent a material portion of revenue. The Company is conducting a comprehensive review of the year 2000 compliance of significant internal information systems. To date, the Company believes significant business, accounting and operations software are either compliant or can be remediated without material impact on business operations. However, there can be no assurance that the Company will not experience difficulties with the conversion of these systems. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its saleable products, systems and applications or those operated by other parties to properly manage dates beyond 1999.

MAPINFO CORPORATION

PART II.  OTHER INFORMATION
ITEM 5.   OTHER INFORMATION

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company not later than September 18, 1998 in order to be considered for inclusion in the Company's proxy materials for that meeting.

The Company's Amended and Restated By-Laws (the "By-Laws") also establish advance notice procedures with respect to a stockholder nomination of candidates for election as Directors (a "Director Nomination") and for the conduct of other business to be brought before an annual meeting by a stockholder ("Other Business"). A notice regarding a Director Nomination or a proposal for Other Business must be received by the Company not less than 60 days nor more than 90 days prior to the applicable stockholder meeting, provided, however, that in the event that less than 70 days' notice or prior disclosure of the date of the meeting is given or made to the Company's stockholders, the notice must be received by the Company not later than the tenth day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. Any such notice must contain certain specified information concerning the persons to be nominated and/or the Other Business and the stockholder submitting the Director Nomination or proposal for Other Business, all as set forth in the By-Laws. The presiding officer of the meeting may refuse to acknowledge any Director Nomination or proposal for Other Business not made in compliance with such advance notice requirements. The Company has not yet publicly announced the date of the 1999 Annual Meeting. The advance notice provisions of the Company's by-laws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.

Director Nominations or stockholder proposals for Other Business should be mailed to Secretary, MapInfo Corporation, One Global View, Troy, New York 12180.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.
      The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b)   Reports on Form 8-K
      No reports on Form 8-K were filed during the three months ended June 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MAPINFO CORPORATION

Date:  August 14, 1998           By: /s/ D. Joseph Gersuk
                                     ---------------------
                                     D. Joseph Gersuk,
                                     Executive Vice President,
                                       Finance and International
                                       Operations, Chief Financial
                                       Officer and Treasurer

EXHIBIT INDEX



Exhibit
Number   Description of Exhibit
------   ----------------------

27       Financial Data Schedule.