Form 10-K405
period 1998-09-30
MAPINFO CORP
filed 1998-12-17
CIK 916238

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

     [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-23078

                              MAPINFO CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                              06-1166630
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,399,543 based on the closing price of the Common Stock on the Nasdaq National Market on December 1, 1998.

  The number of shares outstanding of the registrant's common stock, $.002 par value per share as of December 1, 1998 was 5,711,392.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                  10-K PART
--------------------                                                  ---------
Specifically Identified Portions of the Registrant's Proxy Statement
 for the Annual Meeting of Stockholders to be held on February 24,
 1999...............................................................     III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

ITEM 1.BUSINESS

GENERAL

MapInfo Corporation (the "Company" or "MapInfo") designs, develops, markets, licenses, and supports mapping software products, application development tools, and data products, together with a range of consulting, training and technical support services. These products and services enable business users worldwide to correlate, visualize, and analyze corporate data involving geography to make decisions related to sales and marketing analysis, site selection, asset management, risk analysis, routing and logistics. By overlaying data on any of the thousands of digital maps sold by the Company or its data partners, organizations can use geographic or demographic information to view, interpret and manage data for improved decision making.

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

On November 6, 1997, the Company changed its state of incorporation from New York to Delaware.

BACKGROUND

In today's business environment, organizations are under constant competitive pressure to acquire and retain customers, reduce costs, and improve operating efficiencies. Many businesses are turning to information technology to meet these challenges, yet in many cases organizations are overwhelmed by the vast amount of data available to them, or have difficulty accessing and organizing data to effectively make decisions. In order to meet their business goals and manage the information overload, many companies are re-engineering common business practices by turning to Web-based applications to deploy information to managers at all levels within an organization easily and at low cost.

Applying geography to business practices has become an increasingly important way to leverage information technology across an organization. A significant amount of all corporate data has a location component, such as an address or postal code. By using the location component and positioning data on maps or analyzing this data according to geographic relationships, MapInfo products enable users to use data to make meaningful decisions by revealing patterns, relationships and trends not easily recognized with conventional analysis and reporting methods. For many businesses, this approach provides a cost-effective solution with improved operational efficiencies.

PRODUCTS AND SERVICES

The Company offers a range of mapping software and data products, in addition to services that include consulting, training, and technical support for end users, developers and original equipment manufacturers ("OEMs").

SOFTWARE PRODUCTS

 DESKTOP PRODUCTS:

  MAPINFO PROFESSIONAL(R)

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

  PACKAGED APPLICATIONS

  Packaged Applications are complete solutions, which combine MapInfo Professional with third-party applications to solve specific business problems:

    DECIBEL PLANNER(TM) is a radio frequency (RF) propagation mapping solution, which was introduced in February 1998, to enable RF engineers in the field or in the office to model radio frequency propagation, to analyze communication networks and to select tower locations.

    MAPINFO PROALIGN(TM) is a territory management solution that allows sales and marketing managers to automatically re-align sales territories, optimize workloads and analyze customer and competitive information.

 ENTERPRISE PRODUCTS:

  SPATIALWARE(R)

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

  MAPINFO MAPX(TM)

  MapInfo MapX is a robust object control ("OCX") component used by developers to embed mapping functionality into new and existing applications. Developers can work from within familiar object-oriented development environments such as Visual Basic(R), PowerBuilder(R), and Delphi(TM) to add a mapping object to an application. Leading third-party software providers, such as Seagate Software, Hummingbird Communications, Microsoft, IBM, Manugistics, SPSS, and Pilot Software have embedded MapX into their new applications. This enables users to access mapping functionality from familiar business software solutions.

  MAPINFO MAPXTREME(TM)

  MapInfo MapXtreme, introduced for Windows NT(R) in December 1997 and as a Java(TM) Edition in October 1998, is a multi-platform mapping application server that allows developers to distribute mapping capability over the Internet and corporate intranets. This enables organizations to take advantage of the ubiquity and scalability of the Internet to deploy spatial information at low cost to many users throughout their organizations.

INFORMATION PRODUCTS

The Company's Information Products include a wide range of MapInfo-branded data products that are developed through partnerships with leading data providers worldwide. Through partnerships with GDT and The Polk Company in the Americas, the acquisition of The Data Consultancy in the United Kingdom, and partnerships in Europe, Asia and Australia, MapInfo offers a worldwide base of high-value content data as well as mapping data, and data-centric applications. MapInfo-owned or licensed information products are used in conjunction with MapInfo software to develop powerful business solutions for its customers.

MAPINFO DATA PRODUCTS:

The Company's Key Information Products fall into three categories:

  .  Geocoding and Address Management Products

  .  Street Products

  .  Demographic and Segmentation Products

  GEOCODING AND ADDRESS MANAGEMENT PRODUCTS

  MapInfo's geocoding products assign correct latitude/longitude coordinates or appropriate national projection coordinates to database records so that data can be accurately displayed on a map and analyzed geographically. MAPMARKER(R) and MAPMARKER(R)PLUS are geocoding, address matching and cleansing products marketed in the United States. The Company also offers geocoders for use in Europe and Australia. These include GEOLOC (Australia), QAS GEOCODER (UK) and MAPINFO EUROPEAN GEOCODER (Germany).

  All geocoding products are available as a client or server-side product and some as an ActiveX/OCX and include a developer kit for creating customized geocoding solutions to fit into specific business processes, such as point-of-sale or demographic analysis applications.

  STREET PRODUCTS

  The Company offers a comprehensive set of high quality street products that include street maps, highways, water features, railroad tracks, bridges, feature points, and town boundaries. In addition to data for the Americas, street files are available for most countries of Europe, Asia and Australia. A selection of MapInfo street products includes: STREETPRO(TM), STREETINFO(TM), STREETWORKS(TM) and CANADIAN STREETS for the Americas; AUSTRALIAN STREETWORKS and STREETWORKS DISPLAY; HONG KONG STREETINFO; and for Europe, STREETLINE(R) PROFESSIONAL, CARTIQUE(TM), and TELE ATLAS MAPPING.

  DEMOGRAPHICS AND SEGMENTATION PRODUCTS

  The Company, in partnership with The Polk Company in the United States and other data partners around the world, has a wide selection of demographic data products and new packaged applications to enhance market analysis. Information relating to population, income, household expenditures, retail activity, employment, education, consumer trends, and lifestyle choices allows organizations to make informed business decisions.

  In April 1998, the Company introduced TARGETPRO(TM), a market analysis tool for precise analyses based on demographic information. The TargetPro product was enhanced to include cluster analysis as a result of an October 1998 partnership with The Polk Company using Polk's demographic data and PSYTE Cluster System, a geo-demographic classification system, which profiles and predicts consumer behavior. With this enhancement, MapInfo now offers a complete segmentation and analysis solution in a single tool.

  MapInfo also offers demographic data products for Europe and Australia. CDATA96 is a comprehensive demographic product for Australia; for European markets, MapInfo offers ILLUMINE(R) AND MARKETS(R) for market analysis.

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

MARKETING & DISTRIBUTION

The Company has established multiple distribution channels to reach an array of industries while simultaneously addressing specific vertical markets. Distribution channels include an indirect channel of value-added resellers, OEMs and distributors, a corporate accounts sales force, and a telemarketing sales group. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

The Company's direct sales and marketing organization is complemented by a network of corporate partners including resellers, system integrators, OEMs and distributors who purchase the Company's products at a discount for resale. These partners may provide training, consulting services, application development, customization, and data products to end-users. Outside North America, distributors are the predominant channel of distribution. These distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

The Company also has an established network of strategic alliances with leading database companies including Microsoft, Oracle, IBM and Informix. The Company conducts joint sales and marketing programs and has technology agreements with these companies to integrate mapping into their solutions and gain exposure to a wider range of potential customers.

To build corporate identity and generate demand in support of the sales effort, the Company conducts various marketing programs, which include advertising, public relations, trade shows, direct mail, Web-based promotions, online seminars and ongoing communications to customers about new products. The Company additionally offers cooperative advertising and other marketing support to its value-added reseller partners. The Company sponsors an annual partner conference, which generates communication and support for the reseller network. The Company also sponsors European and Asia-Pacific partner conferences, which foster communication and support at the regional level.

The Company is focused on information discovery--that is, delivering products and solutions that help transform data into meaningful decisions. In addition to desktop applications, the Company believes that organizations today are seeking more widespread deployment of critical business applications and are demanding mapping and geo-spatial solutions for networks, including the Internet, intranets and data warehouses. The Company also believes that organizations are demanding tools that integrate mapping functionality into other applications, as well as tools to manage complex geo-spatial data. The Company has expanded its product offerings beyond the desktop market to the enterprise and Internet/intranet markets. Sales to the enterprise and Internet/intranet markets are directed to different decision-makers within customer organizations and require different selling and marketing programs than are used in the desktop market.

COMPETITION

The Company encounters significant competition from various companies, in US and foreign markets, offering mapping software and data products. These competitors include Environmental Systems Research Institute, AutoDesk, Small World, Tactician and others. The Company may also face new competition from potential entrants into the mapping software and data markets and more focused competition from companies in related markets. Some of these companies may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Although the Company believes it has a technological advantage over existing competitors in the mapping software markets, maintaining that advantage will require continued investment by the Company in research and development. There can be no assurance that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain such competitive advantage.

The Company believes that it competes principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), product price, reliability, ease of use and supportability. No assurance can be given that the Company will be able to compete successfully against current and future competition and that the competitive pressures faced by the Company will not adversely affect its financial performance.

INTELLECTUAL PROPERTY

The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability and experience of the Company's personnel, MapInfo name recognition and ongoing product development and support.

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

MapInfo, MapInfo Professional, MapMarker, StreetWorks, SpatialWare, MapInfo MapX, MapWorld, MapBasic and the MI Rainbow Logo are registered trademarks or service marks of MapInfo Corporation in the United States and in certain foreign jurisdictions. MapInfo MapX, MapInfo MapXtreme, TargetPro, StreetPro and ProAlign are trademarks of MapInfo Corporation.

EMPLOYEES

At September 30, 1998, the Company had 422 full-time employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company leases two premises totaling approximately 102,000 square feet of office space in the Rensselaer Technology Park in Troy, New York, under leases which expire in 2002 and 2004. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the Americas. The Company leases office space of approximately 11,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. In addition, the Company leases eight sales offices in the United States, one research and development center in Canada, two sales offices in Europe and three sales offices in Australia.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each present executive officer of the Company, (ii) the position(s) presently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer  Age Position
-----------------  --- --------
Michael D. Marvin   52 Chairman of the Board
John C. Cavalier    59 President and Chief Executive Officer
John F. Haller      34 Vice President, Chief Technology Officer and
                       Secretary
D. Joseph Gersuk    48 Executive Vice President, Treasurer and Chief
                       Financial Officer
Mark P. Cattini     37 Vice President and General Manager, Americas/European Sales
George C. Moon      47 Vice President--Engineering

Mr. Marvin has served as Chairman of the Board since 1992 and served as acting President and Chief Executive Officer from September 1, 1996, upon the announced resignation of the Company's former President and Chief Executive Officer, to November 1, 1996. From 1987 to 1992, Mr. Marvin served as Chief Executive Officer of the Company. Mr. Marvin is a partner in Exponential Business Development Co., a seed capital company. He is a director of various private companies. He is also a founder of The Capital Region Software Alliance. Mr. Marvin has served as Chief Executive Officer of Interactive Learning International Corporation, a computer software company, since February 1998.

Mr. Cavalier has served as President and Chief Executive Officer since November 1, 1996. From January 1993 to September 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. Mr. Cavalier is a director of Focus Enhancements Incorporated.

Mr. Haller, a founder of the Company, has served as Vice President, Chief Technology Officer and Secretary since April 1997. Mr. Haller previously served as Vice President--Technology and Secretary of the Company since the Company's inception in 1986 until April 1997, except during a leave of absence from March 1996 to June 1996.

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

Mr. Cattini has served as Vice President and General Manager, Americas/European Sales since December 1998. He had served as Vice President, Sales--The Americas from November 1997 to December 1998. From October 1995 to October 1997 he served as Managing Director for the Company's United Kingdom and West EAME operations. From August 1987 to October 1995 he held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager.

Mr. Moon has served as Vice President--Engineering since July 1997. From April 1997 to July 1997 he served as Director of Software Development for MapInfo Canada Inc. Previously he served as Director of Research and Development for the Spatial Technology Program of Unisys Corporation, a systems integration company, from November 1994 to March 1997.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock during the fiscal years ended September 30, 1997 and 1998.

                                1997
                           ---------------
           Period           High     Low
           ------          ------- -------
           First Quarter   $13.00  $ 9.625
           Second Quarter  $11.25  $ 8.00
           Third Quarter   $12.125 $ 7.875
           Fourth Quarter  $12.625 $ 9.50
                                1998
                           ---------------
           Period           High     Low
           ------          ------- -------
           First Quarter   $14.25  $ 8.375
           Second Quarter  $13.438 $10.563
           Third Quarter   $13.438 $10.00
           Fourth Quarter  $13.25  $ 9.75

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company does not anticipate paying cash dividends in the foreseeable future.

The approximate number of holders of record of the Company's Common Stock at December 1, 1998 was 420. This number does not include stockholders for whom shares were held in nominee name.

RECENT SALE OF UNREGISTERED SECURITIES

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997 (the "Agreement"), the Company acquired all of the issued share capital of the URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was comprised of cash, 31,332 shares of Common Stock (the "shares"), and contingent cash consideration (See Notes to Consolidated Financial Statements--Note 16). The shares were issued without registration in reliance on Section 4(2) and/or Regulation S of the Securities Act of 1933, based upon representations of the recipients of the shares (the holders of the issued share capital of The Data Consultancy) contained in the Agreement.

ITEM 6.SELECTED FINANCIAL DATA

                                             Years ended September 30,
                                      -----------------------------------------
                                       1994    1995    1996     1997     1998
                                      ------- ------- -------  -------  -------
                                        (in thousands, except earnings per
                                                      share)
Income Statement data:
Net revenues                          $29,720 $40,041 $41,532  $47,393  $60,603
Cost of revenues                        6,190   7,725   9,360    9,737   13,573
                                      ------- ------- -------  -------  -------
  Gross profit                         23,530  32,316  32,172   37,656   47,030
                                      ------- ------- -------  -------  -------
Operating expenses:
 Research and development               4,102   5,752   6,984    9,020   10,231
 Selling and marketing                 11,736  17,541  19,565   22,864   25,606
 General and administrative             3,077   4,749   5,688    7,036    8,019
                                      ------- ------- -------  -------  -------
  Total operating expenses             18,915  28,042  32,237   38,920   43,856
                                      ------- ------- -------  -------  -------
  Operating income (loss)               4,615   4,274     (65)  (1,264)   3,174
Other income (expense), net               406   1,035     975      931    1,150
                                      ------- ------- -------  -------  -------
  Income (loss) before provision for
   income taxes                         5,021   5,309     910     (333)   4,324
Provision for (benefit from) income
 taxes                                  1,823   1,513     203     (338)   1,143
                                      ------- ------- -------  -------  -------
  Net income                          $ 3,198 $ 3,796 $   707  $     5  $ 3,181
                                      ======= ======= =======  =======  =======
Earnings per share:
  Basic                               $  0.65 $  0.68 $  0.12  $  0.00  $  0.55
  Diluted                             $  0.61 $  0.65 $  0.12  $  0.00  $  0.54
Weighted average shares outstanding:
  Basic                                 4,937   5,561   5,691    5,822    5,827
  Diluted                               5,231   5,841   5,865    5,913    5,935
Consolidated Balance Sheet data:
Total assets                          $37,254 $46,422 $49,091  $51,042  $59,531
Long-term obligations, less current
 portion                              $   265 $    95 $    17  $   --   $   --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MapInfo designs, develops, markets, licenses and supports business mapping software products, application development tools, and data products, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 58 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

RESULTS OF OPERATIONS FOR 1996, 1997 AND 1998

  NET REVENUES
  (Dollars in thousands)

                             1996   Change  1997   Change  1998
-----------------------------------------------------------------
Software and data products  $36,980  16%   $42,968  31%   $56,154
Services                      4,552  -3%     4,425   0%     4,449
-----------------------------------------------------------------
  Net revenues              $41,532  14%   $47,393  28%   $60,603
-----------------------------------------------------------------

In 1998, revenues increased $13.2 million or 28% to $60.6 million. Approximately half of the $13.2 million increase was attributable to increased unit sales of enterprise and desktop software products and the balance was attributable to increased unit sales of data products in the Americas and the effect of The Data Consultancy acquisition (discussed below). Acquired in December 1997, The Data Consultancy increased 1998 revenues by an estimated $3.8 million. On a geographic basis, revenues increased approximately 28% in the Americas and 49% in Europe. Asia-Pacific revenues remained consistent with the prior year, despite the broad economic problems in the region.

In 1997, revenues increased $5.9 million or 14%. The increase was due to increased unit sales of software and data products in Europe and the Americas. Revenues from Asia-Pacific remained constant compared to 1996, reflecting a change in the Company's distribution model in Japan effective February 1997. Approximately half of the increase in total Company revenues in 1997 resulted from sales of new or recently-introduced enterprise products, including SpatialWare, MapX, and ProServer. Services revenues declined in 1997 primarily due to increased reliance on value-added resellers in the Americas to meet customer-consulting requirements.

The Americas represented 52%, 50% and 51% of Company revenues in 1996, 1997 and 1998, respectively. In addition, Asia-Pacific represented 24%, 22% and 17% and Europe represented 24%, 28% and 32% of Company revenues in 1996, 1997 and 1998, respectively.

The Company's operating results are affected by exchange rates. Approximately 25%, 27% and 31% of the Company's revenues were denominated in foreign currencies in 1996, 1997 and 1998, respectively. The decline in the value of the Australian dollar caused a $700 thousand decline in Asia-Pacific revenues in 1998.

  COST OF REVENUES
  (Dollars in thousands)

                             1996   Change  1997   Change  1998
------------------------------------------------------------------
Cost of revenues            $9,360     4%  $9,737    39%  $13,573
Percentage of net revenues    22.5%          20.5%           22.4%
------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Cost of revenues as a percentage of net revenues increased in 1998 primarily due to an increased percentage of revenues from data products, including the effect of The Data Consultancy acquisition, which increased cost of revenues by 2 percentage points in 1998. Cost of revenues as a percentage of net revenues decreased in 1997 due to an increased percentage of sales from higher margin software products, volume license arrangements, and lower material costs.

  OPERATING EXPENSES
  (Dollars in thousands)

                             1996    Change  1997    Change  1998
--------------------------------------------------------------------
Research and development    $ 6,984    29%  $ 9,020    13%  $10,231
Percentage of net revenues     16.8%           19.0%           16.9%
--------------------------------------------------------------------
Selling and marketing       $19,565    17%  $22,864    12%  $25,606
Percentage of net revenues     47.1%           48.2%           42.3%
--------------------------------------------------------------------
General and administrative  $ 5,688    24%  $ 7,036    14%  $ 8,019
Percentage of net revenues     13.7%           14.8%           13.2%
--------------------------------------------------------------------

RESEARCH AND DEVELOPMENT. In 1998, research and development (R&D) expenses increased $1.2 million or 13% over 1997. The increase in R&D expenses was primarily attributed to increased headcount from the acquisition of SpatialWare technology and The Data Consultancy. Excluding the effect of the acquisitions, R&D expenses reflected a slight decrease from prior year. R&D costs increased in 1997 primarily due to increased headcount and other costs resulting from the purchase of SpatialWare technology, increased costs for translating and localizing MapInfo products into foreign languages, and lower capitalization of product development costs. As a percentage of net revenues, R&D expenses declined to 16.9% in 1998 from 19.0% in 1997. Research and development headcount increased from 89 at the end of fiscal 1996 to 97 at the end of fiscal 1997 and to 110 at the end of fiscal 1998. Capitalized product development costs were $1,316 thousand, $183 thousand (exclusive of additional capitalized product development costs resulting from the purchase of SpatialWare technology), and $438 thousand in 1996, 1997 and 1998, respectively. These amounts represented 16%, 3% and 4% of total research and development costs in 1996, 1997 and 1998, respectively.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased approximately $2.7 million or 12% in 1998. The increase in selling and marketing expenses was primarily attributable to a 35% increase in selling and marketing headcount in Europe to support expanded operations. The acquisition of The Data Consultancy accounted for half of Europe's increase. In addition, headcount in the Americas increased by 25% primarily in support of the Company's marketing strategy. Selling and marketing expenses increased in 1997 primarily due to a 28% increase in headcount and other costs associated with the introduction, marketing and sale of SpatialWare and increases in sales and marketing activities in Europe. These were offset by the reductions in other sales and marketing costs in the Americas and in Asia-Pacific, primarily as a result of closing a support office in Tokyo. Sales and marketing costs associated with the SpatialWare product line accounted for nearly half of the increase in sales and marketing expenses in 1997. As a percentage of net revenues, selling and marketing expenses declined to 42.3% in 1998 from 48.2% in 1997, due to improved expense leveraging.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses increased approximately $1 million or 14% in 1998. The increase in G&A expenses was primarily due to The Data Consultancy acquisition and associated amortization of intangibles (approximately $645 thousand) as well as an increase in European G&A expenses to support growing operations. Excluding the effects of The Data Consultancy acquisition, G&A expenses for the fiscal year 1998 increased 5% over prior year. General and administrative expenses increased in 1997 primarily due to increased compensation costs, higher professional fees and increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

MIS costs in the Company's domestic and international operations. As a percentage of net revenues, G&A expenses declined to 13.2% in 1998 from 14.8% in 1997.

  OTHER INCOME, NET
  (Dollars in thousands)

                   1996 Change 1997 Change  1998
-------------------------------------------------
Other income, net  $975   -4%  $931   24%  $1,150
-------------------------------------------------

Other income consisted mainly of interest income of $1,206 thousand, $1,357 thousand and $1,506 thousand in 1996, 1997 and 1998, respectively. Interest income was derived from investment activities. Increases in interest income resulted from a shift in the investment portfolio from tax exempt to taxable investments. Interest income was offset by foreign currency losses and other expenses totaling $231 thousand, $426 thousand and $356 thousand in 1996, 1997 and 1998, respectively.

  PROVISION FOR (BENEFIT FROM) INCOME TAXES
  (Dollars in thousands)

                            1996  Change  1997   Change  1998
---------------------------------------------------------------
Provision for income taxes  $203   -266% $ (338)  -438% $1,143
Effective tax rate          22.4%        -101.5%          26.4%
---------------------------------------------------------------

The increase in the 1998 provision for income taxes was primarily attributable to an increase in the current year pre-tax income and the increase in taxable investment income. The 1997 benefit from income taxes was attributable to the pre-tax loss and permanent differences arising from research and development tax credits and tax exempt interest income earned before the investment portfolio was substantially reinvested into taxable investments.

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $28.9 million at September 30, 1998, and represented 49% of total assets. The portfolio is invested primarily in short-term, liquid securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 1999. The Company also has a $10 million line of credit with a bank that expires in January 1999. The Company anticipates that the line of credit will be renewed for a one-year period on substantially the same terms. There were no outstanding borrowings under either facility at September 30, 1998 or 1997.

In November 1996, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock. This authorization expired on September 30, 1998. For the fiscal year ended 1998, the Company repurchased 304,600 shares totaling $3.6 million. Total purchases under the program amounted to 384,600 shares for $4.5 million at an average purchase price of $11.60 per share.

Net cash flow from operating activities was $6.8 million for fiscal 1998, compared to $3.5 million in 1997. Net cash flow from operating activities in 1998 was due principally to net income ($3.2 million), accounts payable and accrued expenses ($2.9 million), and deferred revenue ($1.5 million) offset by accounts receivable ($5.7 million). Net cash used for investing activities of $13.1 million included $2.1 million for the acquisition of The Data Consultancy, $2.9 million for purchases of property and equipment and $6.5 million in purchases of short-term investments. Net cash used for financing activities of $2.5 million consisted of $3.6 million of repurchased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL shares of common stock offset by proceeds from the exercise of stock options and share issuances under the Company's Employee Stock Purchase Plan.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

THE DATA CONSULTANCY ACQUISITION

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $4.4 million, consisting of $4.0 million in cash and $400 thousand in stock. In addition, the Company may be obligated to make a contingent cash payment in March 1999, up to a maximum of approximately $1.0 million, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition has been accounted for as a purchase and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years. Any additional purchase consideration would be accounted for as goodwill.

INVESTMENT IN OBJECT/FX CORPORATION

Pursuant to a Purchase Agreement dated April 3, 1998, the Company invested $1.1 million in the form of convertible debt and a minority equity interest in Object/FX Corporation, a Minnesota company engaged in the development and sale of Java mapping technology. As part of the investment, the Company also received a warrant to acquire additional shares over a period of 5 years at a total cost of $550 thousand and options from existing stockholders to acquire a majority interest in Object/FX Corporation at any time during the period commencing October 3, 2000 and ending April 3, 2001, for a purchase price based on a multiple of revenue as defined in the Agreement. In addition, MapInfo and Object/FX Corporation entered into a non-exclusive worldwide marketing agreement, under which the Company may enhance and sell Object/FX Java-based products. The investment in Object/FX has been accounted for using the cost method.

INVESTMENT IN THREE D GRAPHICS

On October 21, 1998, the Company loaned $1 million to Three D Graphics, Inc., a California software company, under a five-year Convertible Promissory Note (the "Note"). The Note bears interest at 10% per annum, payable on a quarterly basis. The Company has the option, at any time prior to October 21, 2003, to convert the outstanding principal amount of the Note into 20% of the then issued and outstanding shares of capital stock of Three D Graphics, Inc. As part of the agreement, the Company also received an option to purchase a majority of the shares of capital stock of Three D Graphics, Inc. The option expires in October 1999. In addition, under a Technology License Agreement, the Company received a license to bundle Three D Graphics technology with MapInfo's products for a period of five years.

ACQUISITION OF ON TARGET COMMUNICATIONS, INC.

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for large telecommunications providers. The purchase price was approximately $2,450 in cash. In addition, the Company may be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition will be accounted for as a purchase and, accordingly the Company will include On Target Mapping's results of operations in the financial statements from the date of acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130--"Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131--"Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective October 1, 1998, the Company will adopt SFAS No. 131. Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on recognizing revenue on software transactions. The Company will adopt SOP 97-2 effective October 1, 1998. Management believes the implementation of these accounting standards will not have a material impact on the financial condition, results of operations or the liquidity of the Company.

YEAR 2000 COMPLIANCE

Background

Many currently installed computer systems are not capable of correctly processing 21st century dates. As a result, computer systems, software and other computer controlled processes used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to, or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

What the Company is Doing

The Company recognizes the need to take appropriate action so that its operations will not be adversely impacted by Year 2000 computer failures and has established a project team, consisting of dedicated employees, to address Year 2000 risks. The project team is coordinating the identification and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems, operational systems and critical business processes. An appropriate program of assessment, remediation and testing for both products and internal systems is underway, but is not yet complete. The Company is also assessing the potential overall risks of the impending century change on its business partners, results of operations and financial position.

Status of Company Products

The Company's saleable products rely on software applications. The Company has designed and tested the most current versions of its saleable products and believes that such products are Year 2000 compliant, with the exception of certain minor products. It should be noted that despite these efforts, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in additional costs to the Company.

Status of Internal Systems

The Company is in the process of conducting a company-wide assessment of its internal computer systems and operations infrastructure to identify computer hardware, software, and process control systems that are not Year 2000 compliant. Based on this assessment, the Company believes that its principal accounting system is Year

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

2000 compliant. However, as a result of its review, the Company has determined that it will need to modify or replace certain information and operational systems so they will be Year 2000 compliant. Some systems will be remediated as a consequence of normal and previously planned business improvement and system replacement projects. Others systems, such as personal computers and office productivity software, will be remediated specifically for Year 2000 issues, in many cases through low cost or free upgrades provided by the product vendors. The Company presently believes that its business-critical computer systems that are not presently Year 2000 compliant will be replaced, upgraded or modified prior to 2000.

Status of the Company's Customers and Partners

The Company faces risk to the extent that suppliers of products, services, and systems important to its business operations, and others, with whom the Company transacts business on a worldwide basis, do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers to determine the extent to which these parties have addressed their own Year 2000 issues. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected.

The Company also faces risk to the extent that major customers or channel partners do not comply with Year 2000 requirements in their own organizations and suffer business disruption as a result. To the extent Year 2000 issues cause significant delays in or cancellation of purchases of the Company's products or services, the Company's business, results of operations and financial position could be materially adversely affected. The Company has initiated formal communications with its largest customers and channel partners to determine the extent to which the Company is vulnerable to any such third-party's failure to remediate their own Year 2000 issues.

Remediation Plans, Contingency Plans and Estimated Costs

The Company has not yet completed its estimate of Year 2000 costs at this stage of the project, but expects to complete the estimates as the assessment and remediation planning tasks are completed in the near term. It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $500,000 to $600,000 over calendar years 1998 and 1999, of which less than $50,000 has been expended to date. Much of the expenditures relating to the Company's Year 2000 efforts are expected to be capitalized and funded through operating cash flows. To the extent that equipment is deemed obsolete as a result of the Year 2000 issue, the applicable costs and accumulated depreciation will be removed from the accounts and the resulting loss, if any, will be recognized in the income statement. The Year 2000 costs have not been, and are not anticipated to be, material to the Company's financial position or its results of operations.

The Company expects that some of its customers may be using older product versions that are not Year 2000 compliant. The Company will be encouraging such customers to migrate to compliant product versions. It is possible that the Company may experience increased expenses in upgrading these customers. Such amounts are not included in the estimates above.

The Company expects to complete its Year 2000 project during 1999. Based on currently available information and remediation plans, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Certain IT projects have been deferred. However, the Company believes deferral of these projects will not have a material impact on the Company. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenario would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) delays in shipping the Company's saleable products. The Company is in the process of developing a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, as anticipated, in a timely manner.

These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

This discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are Year 2000 Readiness Disclosures as defined in the Year 2000 Information and Readiness Disclosure Act (S. 2392, 105th Congress, 2nd Session).

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

OUTLOOK: ISSUES AND RISKS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months and statements as to the Year 2000 assessment. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. In addition to the other information in this Annual Report on Form 10-K, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During fiscal 1997 and 1998, the Company introduced a number of new products, including SpatialWare, TargetPro, dbPlanner, MapXsite, MapXtreme and MapX. The Company's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

COMPETITION. The Company encounters significant competition in the market for business mapping systems worldwide. Some of the Company's competition may have significant name recognition, as well as substantially

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Increased competition may lead to pricing pressures that could adversely affect the Company's gross margins. Prices of software in Europe and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. Such price uplifts could erode in the future.

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

PRICES. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on the Company's business and results of operations.

INTELLECTUAL PROPERTY RIGHTS. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products, reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrinkwrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions; and the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

COST OF REVENUES. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, and services revenues, as well as with the distribution channel mix. Changes in the revenue mix, as well as the distribution model, may affect cost of revenues as a percentage of net revenues in the future.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues outside the Americas represented approximately 49% of total Company revenues in fiscal 1998. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 31% of the Company's revenues were denominated in foreign currencies during 1998. Of the Company's international operations, the Asia-Pacific region represented 17% of total Company revenues in fiscal 1998. The Company's Asia-Pacific operations, in general, have been affected by the adverse macroeconomic conditions in Asia, including the decline of the Australia dollar versus the U.S. dollar. Approximately 50% of the Company's Asia-Pacific revenues are denominated in Australian dollars. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts, and substantially all of its product revenues in each quarter result from software licenses issued in that quarter. Accordingly, the Company's ability to accurately forecast future revenues and income for any period is necessarily limited.

POTENTIAL VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of technology companies. The Company believes factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software industry and conditions in the financial markets could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS. The Company primarily markets and distributes its products in North America, Europe and Australia through the Company's telesales, outside sales force and through third-party resellers. In the Asia-Pacific, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

RELIANCE ON ATTRACTING AND RETAINING KEY EMPLOYEES. The Company's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel is intense. The Company has non-competition agreements with its key management and technical personnel. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

For risks related to the Year 2000 problem, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance".

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

                                                     Three months ended
                          ----------------------------------------------------------------------------
                          Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30,
                            1996      1997      1997      1997      1997     1998     1998     1998
                          ----------------------------------------------------------------------------
Net revenues              $10,095   $12,236   $12,160    $12,902  $13,145  $14,897  $15,451   $17,110
Cost of revenue             2,151     2,413     2,600      2,573    2,854    3,350    3,454     3,915
                          ----------------------------------------------------------------------------
 Gross profit               7,944     9,823     9,560     10,329   10,291   11,547   11,997    13,195
Operating expenses          9,190     9,948     9,618     10,164   10,189   10,767   11,316    11,584
                          ----------------------------------------------------------------------------
 Operating income (loss)   (1,246)     (125)      (58)       165      102      780      681     1,611
Other income, net             114       230       269        318      278      201      425       246
                          ----------------------------------------------------------------------------
 Income (loss) before
  taxes                    (1,132)      105       211        483      380      981    1,106     1,857
Provision for (benefit
 from) income taxes          (238)       22        44       (166)      76      217      275       575
                          ----------------------------------------------------------------------------
 Net income (loss)        $  (894)  $    83   $   167    $   649  $   304  $   764  $   831   $ 1,282
                          ============================================================================
Earnings (loss) per
 share:
 Basic                    $ (0.15)  $  0.01   $  0.03    $  0.11  $  0.05  $  0.13  $  0.14   $  0.22
 Diluted                  $ (0.15)  $  0.01   $  0.03    $  0.11  $  0.05  $  0.13  $  0.14   $  0.22
Weighted average shares
 outstanding:
 Basic                      5,775     5,788     5,847      5,879    5,897    5,856    5,836     5,720
 Diluted                    5,878     5,867     5,928      5,963    5,985    5,991    5,955     5,825

                              MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1998

                                     ITEM 8

                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants.........................................  22
Consolidated Statements of Income for the years ended September 30, 1996,
 1997 and 1998............................................................  23
Consolidated Balance Sheets as of September 30, 1997 and 1998.............  24
Consolidated Statements of Stockholders' Equity for the years ended Sep-
 tember 30, 1996, 1997 and 1998...........................................  25
Consolidated Statements of Cash Flows for the years ended September 30,
 1996, 1997 and 1998......................................................  26
Notes to Consolidated Financial Statements................................  27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of MapInfo Corporation and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PricewaterhouseCoopers LLP

Albany, New York
October 28, 1998, except for Note 16, as to which the date is December 15, 1998

                      MAPINFO CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                     Years Ended September
                                                              30,
                                                    -------------------------
                                                     1996     1997     1998
                                                    -------  -------  -------
                                                     (In thousands, except
                                                      earnings per share)
Net revenues:
  Products                                          $36,980  $42,968  $56,154
  Services                                            4,552    4,425    4,449
                                                    -------  -------  -------
    Total net revenues                               41,532   47,393   60,603
Cost of revenues                                      9,360    9,737   13,573
                                                    -------  -------  -------
    Gross profit                                     32,172   37,656   47,030
                                                    -------  -------  -------
Operating expenses:
  Research and development                            6,984    9,020   10,231
  Selling and marketing                              19,565   22,864   25,606
  General and administrative                          5,688    7,036    8,019
                                                    -------  -------  -------
    Total operating expenses                         32,237   38,920   43,856
                                                    -------  -------  -------
    Operating income (loss)                             (65)  (1,264)   3,174
Other income, net                                       975      931    1,150
                                                    -------  -------  -------
    Income (loss) before provision for income taxes     910     (333)   4,324
Provision for (benefit from) income taxes               203     (338)   1,143
                                                    -------  -------  -------
    Net income                                      $   707  $     5  $ 3,181
                                                    =======  =======  =======
Earnings per share:
  Basic                                             $  0.12  $  0.00  $  0.55
  Diluted                                           $  0.12  $  0.00  $  0.54
Weighted average shares outstanding:
  Basic                                               5,691    5,822    5,827
  Diluted                                             5,865    5,913    5,935



                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,
                                                               ---------------
                                                                1997    1998
                                                               ------- -------
                                                                 (Dollars in
                                                                 thousands,
                                                                except share
                                                                    data)
ASSETS
Current Assets:
  Cash and cash equivalents                                    $24,711 $15,886
  Short-term investments, at amortized cost                      6,500  13,037
  Accounts receivable, less allowance of $1,347 at September
   30, 1997 and $1,772 at September 30, 1998                     9,291  15,224
  Inventories                                                      866     601
  Other current assets                                           1,476   1,971
  Deferred income taxes                                            669     734
                                                               ------- -------
    Total current assets                                        43,513  47,453
Property and equipment--net                                      3,809   4,430
Product development costs--net                                   1,739   1,272
Deferred income taxes                                            1,146   1,369
Intangible assets--net                                             364   3,458
Investments and other assets                                       471   1,549
                                                               ------- -------
    Total assets                                               $51,042 $59,531
                                                               ======= =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                             $ 1,778 $ 2,200
  Accrued liabilities                                            5,603  10,522
  Deferred revenue                                               2,380   3,781
  Income taxes payable                                             575     992
                                                               ------- -------
    Total current liabilities                                   10,336  17,495
Other liabilities                                                  211     322
                                                               ------- -------
    Total liabilities                                           10,547  17,817
                                                               ------- -------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.002 par value; 25,000,000 shares authorized;
   5,919,319 and 5,963,197 shares issued, in 1997 and 1998,
   respectively                                                     12      12
  Preferred stock, $.01 par value; 1,000,000 shares autho-
   rized; none issued                                              --      --
  Paid-in capital                                               30,795  31,046
  Retained earnings                                             10,552  13,733
  Translation adjustment                                            15      95
                                                               ------- -------
                                                                41,374  44,886
  Less treasury stock, at cost, 82,000 shares in 1997 and
   258,174 shares in 1998                                          879   3,172
                                                               ------- -------
    Total stockholders' equity                                  40,495  41,714
                                                               ------- -------
    Total liabilities and stockholders' equity                 $51,042 $59,531
                                                               ======= =======

                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended September 30, 1996, 1997 and 1998

                            Common Stock                                Treasury Stock
                          ---------------- Paid-in Retained Translation ---------------
                           Shares   Amount Capital Earnings Adjustment  Shares   Amount
                          --------------------------------------------------------------
                                   (Dollars in thousands, except share data)
Balance, September 30,
 1995                     5,648,551  $11   $28,846 $ 9,840     $--        2,000  $    1
  Exercise of options
   and sale of stock un-
   der the Employee
   Stock Purchase Plan      126,429    1       593     --       --                  --
  Tax benefit from
   option exercises             --   --        385     --       --                  --
  Net income                    --   --        --      707      --                  --
  Foreign currency              --   --        --      --        13                 --
                          --------------------------------------------------------------
Balance, September 30,
 1996                     5,774,980   12    29,824  10,547       13       2,000       1
  Exercise of options
   and sale of stock un-
   der the Employee
   Stock Purchase Plan      144,339  --        765     --       --          --      --
  Tax benefit from
   option exercises             --   --        206     --       --          --      --
  Net income                    --   --        --        5      --          --      --
  Foreign currency              --   --        --      --         2         --      --
  Purchase of treasury
   stock                        --   --        --      --       --       80,000     878
                          --------------------------------------------------------------
Balance, September 30,
 1997                     5,919,319   12    30,795  10,552       15      82,000     879
  Exercise of options
   and sale of stock un-
   der the Employee
   Stock Purchase Plan       43,878  --         54     --       --      (97,094)   (969)
  Treasury shares issued
   for acquisition              --   --         96     --       --      (31,332)   (324)
  Tax benefit from
   option exercises             --   --        101     --       --          --      --
  Net income                    --   --        --    3,181      --          --      --
  Foreign currency              --   --        --      --        80         --      --
  Purchase of treasury
   stock                        --   --        --      --       --      304,600   3,586
                          --------------------------------------------------------------
Balance, September 30,
 1998                     5,963,197  $12   $31,046 $13,733     $ 95     258,174  $3,172
                          ==============================================================

                            See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended September
                                                              30,
                                                    -------------------------
                                                     1996     1997     1998
                                                    -------  -------  -------
                                                    (Dollars in thousands)
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
  Net income                                        $   707  $     5  $ 3,181
  Depreciation and amortization                       3,153    4,377    4,314
  Allowance for doubtful accounts, sales returns
   and inventory                                        189       18      506
  Provision for deferred income taxes                  (455)    (585)    (288)
  Other                                                 200      --         6
  Changes in operating assets and liabilities, net
   of acquisition:
    Accounts receivable                               1,646   (1,691)  (5,697)
    Inventories                                        (669)     126      253
    Other current assets                                304     (676)    (280)
    Accounts payable and accrued liabilities            426      768    2,948
    Deferred revenue                                    429    1,043    1,500
    Income taxes                                        169      117      331
                                                    -------  -------  -------
      NET CASH FROM OPERATING ACTIVITIES              6,099    3,502    6,774
                                                    -------  -------  -------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Additions to property and equipment                (3,406)  (2,369)  (2,884)
  Capitalized product development costs              (1,316)    (183)    (438)
  Acquisition of business and technology                (76)  (1,590)  (2,088)
  Short-term investments                             10,175   (1,705)  (6,537)
  Other investments                                     --       --    (1,171)
                                                    -------  -------  -------
      NET CASH FROM (USED FOR) INVESTING ACTIVITIES   5,377   (5,847) (13,118)
                                                    -------  -------  -------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Payments on notes payable, long term debt and
   capital leases                                      (196)     (95)      --
  Repurchase of common stock for treasury                --     (878)  (3,586)
  Proceeds from exercise of stock options and ESPP
   purchases                                            593      765    1,023
  Tax benefit from option exercises                     385      206      101
                                                    -------  -------  -------
      NET CASH FROM (USED FOR) FINANCING ACTIVITIES     782       (2)  (2,462)
                                                    -------  -------  -------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVA-
 LENTS                                                  --       (46)     (19)
                                                    -------  -------  -------
NET CHANGE IN CASH AND EQUIVALENTS                   12,258   (2,393)  (8,825)
Cash and cash equivalents, beginning of period       14,846   27,104   24,711
                                                    -------  -------  -------
Cash and cash equivalents, end of period            $27,104  $24,711  $15,886
                                                    =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                          $   --   $   --   $   --
  Income taxes                                          170      173      661

                            See accompanying notes.

                     MAPINFO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (in thousands, except share data)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

MapInfo designs, develops, markets, licenses and supports business mapping software products, application development tools, and data products, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 58 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of MapInfo Corporation and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

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

SHORT-TERM INVESTMENTS

The Company's short-term investments consist of debt securities with maturity dates of one year or less. In accordance with SFAS No. 115, debt securities have been classified in the accompanying consolidated balance sheets as held-to-maturity securities and are reported at amortized cost because the Company has the positive intent and the ability to hold these debt securities to maturity. Market value is determined by quoted market prices.

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

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCT DEVELOPMENT COSTS

Product development costs, including product enhancements, are capitalized after technological feasibility has been established. These costs are reported at the lower of unamortized cost or net realizable value and are being amortized on a straight-line basis over two to five years, the estimated economic life of the products. Annual amortization under the straight-line method is greater than the ratio of current gross revenue to total expected product revenues method. Amortization expense is classified as research and development expense in the accompanying consolidated income statements.

INTANGIBLE ASSETS

Intangible assets represent the excess of cost over the fair value of net assets acquired. Intangible assets are being amortized using the straight-line method over five to seven years. The Company continually evaluates the existence of impairment on the basis of whether the intangible asset is fully recoverable from projected, undiscounted net cash flows of the related business activity.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position 91-1, Software Revenue Recognition.

Product revenue: Revenue from software license and technology development fees is recognized upon the later of shipment of product or completion of significant obligations to customers, provided collectibility of the resulting receivable is probable.

Original Equipment Manufacturer (OEM) Revenue: Revenue from products licensed to original equipment manufacturers is recorded when the product has been shipped and all obligations of the Company have been satisfied, provided collectibility of the resulting receivable is probable.

Value Added Reseller (VAR) Sales: Revenue from product sales to distributors and VAR's is recorded when related products are shipped, provided collectibility of the resulting receivable is probable.

Postcontract customer support (PCS): PCS, inclusive of technical support and maintenance, may be bundled with an initial licensing fee or sold separately. In either case, the fair market value of the PCS arrangement is recognized ratably over the term of the agreement, generally over a one to two year period, provided collectibility of the resulting receivable is probable.

Services revenue: Revenue from services such as training and consulting are recognized as the services are performed, provided collectibility of the resulting receivable is probable.

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

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business tax credits are recorded by the flow-through method of accounting, whereby they are applied as a reduction of income tax expense in the year the credits are utilized.

FOREIGN CURRENCY

The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and the income statements are translated at the average rates of exchange prevailing during the year. Gains or losses resulting from translating non-U.S. currency financial statements are accumulated in a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. The Company's exposure to foreign currency risk is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

COMPUTATION OF EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128-- "Earnings Per Share", earnings per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Diluted common equivalent shares consist of stock options using the treasury stock method.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1997 amounts to conform with the 1998 presentation.

2.SHORT-TERM INVESTMENTS

At September 30, short-term investments consist of the following:

                            1997                1998
                     ------------------- -------------------
                               Aggregate           Aggregate
   Type of           Amortized  market   Amortized  market
   Investment          cost      value     cost      value
   ----------        --------- --------- --------- ---------
   Municipal bonds    $4,506    $4,506    $ 4,000   $ 4,000
   Commercial paper    1,968     1,968      9,032     9,027
   Government bonds       26        26          5         5
                      ------    ------    -------   -------
                      $6,500    $6,500    $13,037   $13,032
                      ======    ======    =======   =======

Included in other income, net is interest income of $1,206, $1,357 and $1,506 in 1996, 1997 and 1998, respectively.

A board member of the Company is an officer and shareholder in a financial services firm, which provides investment management advisory and custodial services to the Company. At September 30, 1998, this organization was in custody of $23,666 of cash and cash equivalents and short-term investments under an investment management agreement. The Company paid investment management fees to this firm of $30, $36 and $42 in 1996, 1997 and 1998, respectively.

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

3.PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             September 30,
                                             --------------
                                              1997    1998
                                             ------  ------
           Computer hardware and software    $6,381  $9,275
           Equipment                            788     465
           Furniture and fixtures               860   1,074
           Leasehold improvements               671   1,218
                                             ------  ------
                                              8,700  12,032
           Accumulated depreciation and am-
            ortization                       (4,891) (7,602)
                                             ------  ------
                                             $3,809  $4,430
                                             ======  ======

Fiscal year 1998 includes approximately $600 of property and equipment obtained in The Data Consultancy acquisition (see Note 16). Depreciation and amortization expense for the years ended September 30, 1996, 1997 and 1998 was $2,289, $3,101, and $2,883, respectively.

4.PRODUCT DEVELOPMENT COSTS

Product development costs consist of the following:

                                      September 30,
                                      --------------
                                       1997    1998
                                      ------  ------
           Product development costs  $4,425  $4,863
           Accumulated amortization   (2,686) (3,591)
                                      ------  ------
                                      $1,739  $1,272
                                      ======  ======

Capitalized product development costs for the years ended September 30, 1996, 1997 and 1998 was approximately $1,316, $1,623 (inclusive of $1,440 resulting from the purchase of SpatialWare technology--see Note 16) and $438, respectively.

Amortization of capitalized product development costs for the years ended September 30, 1996, 1997 and 1998 was approximately $743, $999 and $905, respectively.

5.INTANGIBLE ASSETS

Intangible assets consist of the following:

                                     September 30,
                                     ---------------
                                      1997    1998
                                     ------  -------
           Intangible assets         $  486  $ 4,106
           Accumulated amortization    (122)    (648)
                                     ------  -------
                                      $ 364  $ 3,458
                                     ======  =======

The increase in intangible assets during fiscal year 1998 was due to the acquisition of The Data Consultancy (see Note 16). Amortization of intangible assets for the years ended September 30, 1996, 1997 and 1998 was approximately $48, $81 and $526, respectively.

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)
6.INVESTMENTS

Object/FX

Pursuant to a Purchase Agreement dated April 3, 1998, the Company invested $1.1 million in the form of convertible debt and a minority equity interest in Object/FX Corporation, a Minnesota company engaged in the development and sale of Java mapping technology. As part of the investment, the Company also received a warrant to acquire additional shares over a period of 5 years at a total cost of $550 thousand and options from existing stockholders to acquire a majority interest in Object/FX Corporation at any time during the period commencing October 3, 2000 and ending April 3, 2001, for a purchase price based on a multiple of revenue as defined in the agreement. In addition, MapInfo and Object/FX Corporation entered into a non-exclusive worldwide marketing agreement, under which the Company will enhance and sell Object/FX Java-based products. The investment in Object/FX has been accounted for using the cost method.

Three D Graphics

On October 21, 1998, the Company loaned $1 million to Three D Graphics, Inc., a California software company, under a five-year Convertible Promissory Note (the "Note"). The Note bears interest at 10% per anum, payable on a quarterly basis. The Company has the option, at any time prior to October 21, 2003, to convert the outstanding principal amount of the Note into 20% of the then issued and outstanding shares of capital stock of Three D Graphics, Inc. As part of the agreement, the Company also received an option to purchase a majority of the shares of capital stock of Three D Graphics, Inc. The option expires in October 1999. In addition, under a Technology License Agreement, the Company received a license to bundle Three D Graphics technology with MapInfo's products for a period of five years.

7.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                               September 30,
                               --------------
                                1997   1998
                               ------ -------
           Compensation costs  $2,258 $ 2,793
           Royalties              585   1,760
           Marketing              454     114
           Commissions            603   1,008
           Acquisition costs      --    1,961
           Value added taxes      441   1,019
           Other                1,262   1,867
                               ------ -------
                               $5,603 $10,522
                               ====== =======

The accrued acquisition costs relate to a scheduled October 1998 payment due under The Data Consultancy purchase agreement (see Note 16).

8.CREDIT FACILITIES

The Company has a $10 million uncollateralized line of credit with a commercial bank, none of which was drawn down at September 30, 1997 or 1998. Interest is at the bank's prime rate. The line of credit expires on January 31, 1999.

The Company also has a revolving convertible credit facility with a commercial bank under which a maximum of $10 million can be borrowed for a two-year period and then converted into a three-year term loan.

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

8.CREDIT FACILITIES (CONTINUED)

Interest is at the bank's prime rate, LIBOR plus 1.5%, or a fixed rate, at the Company's option. The credit facility contains certain financial ratio covenants. None of this credit facility was drawn down at September 30, 1997 or 1998. The facility expires in December 1999.

9.COMMITMENTS AND CONTINGENCIES

OPERATING LEASES:

The Company leases two facilities in the Rensselaer Technology Park totaling approximately 102,000 square feet of office space. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the Americas. These leases contain a nominal escalation in rental payments over the term of the lease, and in addition to monthly lease payments, the Company is responsible for such costs as real estate taxes and maintenance. The Company may acquire these facilities through the termination of these leases at a negotiated purchase price. The leases expire in 2002 and 2004. The Company also leases office space of approximately 11,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1998 decline from $2.0 million in 1999 to $1.2 million in 2003.

Total rent expense for the years ended September 30, 1996, 1997 and 1998 was approximately $1,665, $2,133 and $2,253, respectively.

YEAR 2000 COMPLIANCE:

The Company's saleable products rely on software applications. The Company expects that some of its customers may be using older product versions that are not Year 2000 compliant. The Company will be encouraging such customers to migrate to compliant product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers.

10.INCOME TAXES

Provision for (benefit from) income taxes consists of:

                                              Year Ended September 30,
                                              ---------------------------
                                                1996     1997      1998
                                              --------  -------- --------
   Current:
     Federal                                  $    484  $   100  $    674
     State                                         (50)      40       112
     Foreign                                       224      107       645
                                              --------  -------  --------
                                                   658      247     1,431
                                              --------  -------  --------
   Deferred income taxes:
     Federal                                      (422)    (685)     (161)
     State                                          28      (50)        9
     Foreign                                       (61)     150      (136)
                                              --------  -------  --------
                                                 (455)     (585)     (288)
                                              --------  -------  --------
   Provision for (benefit from) income taxes  $    203  $  (338) $  1,143
                                              ========  =======  ========

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

10.INCOME TAXES (CONTINUED)

The provision for income taxes has been reduced for research and development tax credits of approximately $65, $193 and $204 in 1996, 1997 and 1998, respectively. At September 30, 1998, the Company has approximately $940 of research and development tax credit carryforwards, which begin to expire in 2008, and approximately $71 of alternative minimum tax credit carryforwards, which have no expiration date.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:

                                             Year Ended September 30,
                                             -----------------------------
                                              1996      1997       1998
                                             -------- ---------   --------
       Federal statutory income tax rate          34%       (34)%      34%
       State taxes                                 2         (2)        2
       Non-U.S. tax rates and other foreign
        charges                                   24         21        (1)
       Tax-exempt investment income              (42)       (59)       (3)
       Research and development credit            (7)       (58)       (6)
       Intangible asset amortization             --         --          3
       Non-deductible expenses and other        11.3       30.5      (2.6)
                                             -------  ---------   -------
                                                22.3%    (101.5)%    26.4%
                                             =======  =========   =======

U.S. income (loss) before taxes was $684, $(826) and $3,114 for the years ended September 30, 1996, 1997 and 1998, respectively.

Deferred income taxes recorded in the consolidated balance sheets at September 30, 1997 and 1998 consist of the following temporary differences:

                                                      1997    1998
                                                     ------  ------
       Current deferred tax asset:
         Accrued expenses                            $  347  $  306
         Bad debt reserve                                67     217
         Inventory                                       53      68
         Allowance for returns                          202     143
                                                     ------  ------
           Net current deferred tax assets              669     734
                                                     ------  ------
       Long term deferred tax assets (liabilities):
         Capitalized product development costs         (171)   (283)
         Tax credit carryovers                          961   1,011
         Property and equipment                         218     423
         Accrued expenses                               114      97
         Other non-current assets                        24     121
                                                     ------  ------
           Net long term deferred tax asset           1,146   1,369
                                                     ------  ------
           Net deferred tax asset                    $1,815  $2,103
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

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

11.STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128)--"Earnings Per Share" in fiscal year 1998. Amounts presented for 1996 and 1997 have been restated to conform with the provisions of SFAS No. 128. The following represents the basic and diluted earnings per share amounts for the years ended September 30, 1996, 1997 and 1998:

                                                    Years Ended September 30,
                                                    --------------------------
                                                      1996     1997     1998
                                                    -------- -------- --------
   Net income                                       $    707 $      5 $  3,181
                                                    -------- -------- --------
   Weighted average shares for basic EPS               5,691    5,822    5,827
   Effect of dilutive stock options                      174       91      108
                                                    -------- -------- --------
   Weighted average shares and assumed exercise of
    stock options for diluted EPS                      5,865    5,913    5,935
                                                    ======== ======== ========
   Basic EPS                                            0.12     0.00     0.55
   Diluted EPS                                          0.12     0.00     0.54

TREASURY SHARES

During the fiscal year ended September 30, 1998, the Company repurchased 304,600 shares at a cost of $3.6 million. To date the Company has repurchased 386,600 shares at a cost of $4.5 million, of which 128,426 shares have been reissued, primarily upon option exercises and under the Company's Employee Stock Purchase Plan. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes.

12.EMPLOYEE STOCK PURCHASE AND STOCK OPTION PLANS

EMPLOYEE STOCK PURCHASE PLAN

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1996, 1997 and 1998, employees purchased 42,148, 62,441 and 76,645 shares, respectively.

STOCK OPTION PLANS

The Company has stock option plans under which directors, officers, and employees are eligible to participate, which provide for non-qualified and incentive stock options. Typically, options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted after June 1996 typically vest over 4 years and expire 10 years from the date of grant. At September 30, 1998, options for 355,809 shares were vested and 589,726 were available for future grants under the plans.

In March 1996, the Company repriced certain options granted to employees and officers under the 1993 Stock Incentive Plan on a four-for-five basis. Option holders, holding options to purchase an aggregate of

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

12.EMPLOYEE STOCK PURCHASE AND STOCK OPTION PLANS (CONTINUED)

327,177 shares with exercise prices ranging from $17.25 to $35.25 per share, were issued 267,741 new options with an exercise price of $12.00 per share, the closing price of the Company's common stock on the date of the repricing. The repricings are included in the table below. In February 1997, the Company repriced certain options granted to employees and officers. Option holders, holding options to purchase 561,363 shares with exercise prices ranging from $9.88 to $19.00 per share were issued new options on a one-for-one basis with an exercise price of $9.76 per share. This exercise price was based on the closing price of the Company's common stock on January 31, 1997 of $8.875, plus ten percent.

Stock options outstanding were as follows:

                                       Outstanding Options
                                    ---------------------------
                                    Number of  Weighted Average
                                     Shares     Exercise Price
                                    ---------  ----------------
       Balance, September 30, 1995    706,799       $14.57
                                    ---------
         Options granted              614,741        10.16
         Options forfeited           (532,042)       19.34
         Options exercised            (84,281)        1.95
                                    ---------
       Balance, September 30, 1996    705,217         8.63
                                    ---------
         Options granted              592,650        10.02
         Options forfeited           (147,573)        9.72
         Options exercised            (81,898)        3.51
                                    ---------
       Balance, September 30, 1997  1,068,396         9.65
                                    ---------
         Options granted              240,700        11.56
         Options forfeited           (133,936)        9.90
         Options exercised            (64,327)        5.83
                                    ---------
       Balance, September 30, 1998  1,110,833        10.25
                                    =========

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1998 were as follows:

                                  Options Outstanding                  Options Exercisable
                     --------------------------------------------- ----------------------------
                       Number    Weighted Average                    Number
      Range of       Outstanding    Remaining     Weighted Average Outstanding Weighted Average
   Exercise Prices   at 9/30/98  Contractual Life  Exercise Price  at 9/30/98   Exercise Price
   ---------------   ----------- ---------------- ---------------- ----------- ----------------
   $ 1.74
    to
    $ 9.75              154,449        7.30            $ 7.71         64,574        $ 5.93
   $ 9.76
    to
    $ 9.76              323,156        6.96              9.76        136,055          9.76
   $ 9.81
    to
    $10.13              226,000        8.09              9.89         56,875          9.89
   $10.14
    to
    $11.75              225,818        8.86             10.99         71,570         10.86
   $11.88
    to
    $30.25              181,410        8.98             12.83         26,735         16.50
                      ---------                                      -------
                      1,110,833        7.95             10.25        355,809          9.81
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

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

12.EMPLOYEE STOCK PURCHASE AND STOCK OPTION PLANS (CONTINUED)

Accounting for Stock-Based Compensation, pro forma net income (loss) and earnings (loss) per share would have been:

                                             1997     1998
                                            -------  ------
       Pro forma net income (loss)          $(1,569) $2,059
       Pro forma earnings (loss) per share  $ (0.27) $ 0.35

The weighted average fair value of options granted under the plans during fiscal years 1997 and 1998 were $6.10 and $6.96, respectively. The weighted average assumptions for the various option plans range from:

                                            1997                  1998
                                    --------------------- ---------------------
       Risk-free interest rate          5.2% to 6.6%          4.5% to 5.9%
       Expected term                6 months to 7.3 years 6 months to 6.3 years
       Company's expected volatil-
        ity                                  60%                   57%
       Dividend yield                       None                  None

13.DEFERRED COMPENSATION PLANS

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. Beginning January 1, 1997, the Company may at its option contribute up to 50% of the first two thousand dollars contributed by each employee to the plan. Deferred compensation expense for the years ended September 30, 1996, 1997 and 1998 was $110, $220 and $240, respectively.

14.CONCENTRATION OF CREDIT RISK

The Company's investment portfolio is diversified and consists of short-term investment grade securities. At September 30, 1998, the Company had $198 in U.S. banks in excess of insured limits and $1,343 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors.

15.BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

The Company operates in one industry segment consisting of the development, marketing, licensing and support of mapping software and data products.

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

15.BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS--(CONTINUED)

Summarized information relating to international operations is as follows:

                                                   September 30,
                                              -------------------------
                                               1996     1997     1998
                                              -------  -------  -------
   Sales to unaffiliated customers:
     United States                            $19,688  $22,203  $28,370
     Europe                                    10,067   13,090   19,540
     Australia                                  5,127    5,691    5,388
     Export sales from United States            6,650    6,409    7,305
                                              -------  -------  -------
       Total sales to unaffiliated customers  $41,532  $47,393  $60,603
                                              =======  =======  =======
   Operating income (loss)
     United States                            $  (473) $(1,956) $ 1,790
     Europe                                       366      467    1,203
     Australia                                     42      225      181
                                              -------  -------  -------
       Total operating income (loss)          $   (65) $(1,264) $ 3,174
                                              =======  =======  =======
   Identifiable assets
     United States                            $42,367  $42,592  $42,805
     Europe                                     4,980    6,395   15,468
     Australia                                  1,744    2,055    1,258
                                              -------  -------  -------
       Total identifiable assets              $49,091  $51,042  $59,531
                                              =======  =======  =======

Export sales from the United States include sales primarily to Canada, Japan, China and Hong Kong. Australia accounted for 12%, 12% and 9% of total Company revenue for the years ended September 30, 1996, 1997 and 1998. Foreign revenues, including export sales outside the Americas was 48%, 50% and 49% of total revenue in 1996, 1997 and 1998, respectively. The foreign portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing foreign operations, difficulties in localizing products and translating documentation into foreign languages, fluctuations in the value of foreign currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in foreign markets. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations in the near term.

16.ACQUISITIONS

SPATIALWARE

Pursuant to an Agreement dated October 2, 1996, the Company acquired an exclusive, worldwide license to distribute and sublicense SpatialWare technology from Unisys Corporation for a six-month period. Under the agreement, the Company also acquired an option to purchase the underlying intellectual property and certain fixed assets and to employ the staff of people engaged in the development, sales and marketing of SpatialWare in Canada, the United States, and Europe. The purchase option was exercised on April 2, 1997. Total purchase consideration, which was principally for intellectual property, was $1,440 in cash and is classified as product development costs.

The Company is obligated to make contingent cash royalty payments, up to a maximum of $1,500. Such obligation arises following the achievement of a specified threshold of cumulative net revenues of the SpatialWare business as defined in the Agreement. No royalties were earned or accrued as of September 30, 1998.

                     MAPINFO CORPORATION AND SUBSIDIARIES

                       (in thousands, except share data)

16.ACQUISITIONS (CONTINUED)

THE DATA CONSULTANCY

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $4,400, consisting of $4,000 in cash and $400 in stock. In addition, the Company may be obligated to make a contingent cash payment in March 1999, up to a maximum of approximately $1,000, based on the financial performance of The Data Consultancy in the year following the acquisition. The acquisition has been accounted for as a purchase and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years. Any additional purchase consideration would be accounted for as goodwill.

ON TARGET COMMUNICATIONS, INC.

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for large telecommunications providers. The purchase price was approximately $2,450 in cash. In addition, the Company may be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition will be accounted for as a purchase and, accordingly the Company will include On Target Mapping's results of operations in the financial statements from the date of acquisition.

17.OTHER DEVELOPMENTS

Statement of Financial Accounting Standards No. 130--"Reporting Comprehensive Income" (SFAS No. 130) is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective October 1, 1998. Statement of Financial Accounting Standards No. 131--"Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective October 1, 1998, the Company will adopt SFAS No. 131. Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on recognizing revenue on software transactions. The Company will adopt SOP 97-2 effective October 1, 1998. Management believes the implementation of these accounting standards will not have a material impact on the financial condition, results of operations or the liquidity of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 24, 1999 (the "1999 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1999 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Other Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. OTHER MATTERS

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Other Matters" and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the years ended September 30, 1996, 1997 and 1998 included in Item 14(d):

Schedule VIII--Valuation and Qualifying Accounts

Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

                              LISTING OF EXHIBITS

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
 3.1         Restated Certificate of Incorporation of the Registrant. (A)
 3.2         By-Laws of the Registrant. (A)
 4           Specimen Certificate for shares of the Registrant's Common Stock.
             (B)
 10.1+       Employee Non-Qualified Stock Option Plan I, as amended to date.
             (C)
 10.2+       Employee Non-Qualified Stock Option Plan II, as amended to date.
             (C)
 10.3+       1993 Stock Incentive Plan, as amended to date. (D)
 10.4+       1993 Director Stock Option Plan, as amended to date. (D)
 10.5        Lease Agreement dated as of August 1, 1993 by and between the
             Registrant and Rensselaer Polytechnic Institute. (C)
 10.6+       Employee Patent and Confidential Information Agreement dated as of
             May 1, 1988 by and between the Registrant and Michael D. Marvin.
             (E)
 10.7+       Employee Patent and Confidential Information Agreement dated as of
             May 3, 1988 by and between the Registrant and John F. Haller. (E)
 10.8+       Amended and Restated Employment Agreement, dated as of April 1,
             1997 by and between the Registrant and D. Joseph Gersuk. (F)
 10.9+       Employee Intellectual Property, Confidential Information and Non-
             Competition Agreement dated as of April 10, 1997 by and between the Registrant and D. Joseph Gersuk. (F)
 10.11       Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (H)
 10.12+      Amended and restated Employment Agreement dated as of September
             30, 1996 by and between the Registrant and Michael D. Marvin. (I)
 10.13+      Employment Agreement dated as of September 28, 1996 by and between the Registrant and John C. Cavalier. (I)
 10.14+      Employee Patent, Confidential Information and Non-Competition
             Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (I)
 10.16       Loan Agreement dated October 21, 1996 by and between the
             Registrant and D. Joseph Gersuk. (J)
 10.17       Unsecured Promissory Note dated June 2, 1997 by and between the
             Registrant and John C. Cavalier. (F)
 10.18+      Amended and Restated Employment Agreement dated as of November 1,
             1998 by and between the Registrant and John C. Cavalier.
 10.19+      Employee Intellectual Property, Confidential Information and Non-
             Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini.
 21          Subsidiaries of the Registrant.
 23          Consent of PricewaterhouseCoopers LLP.
 27          Financial Data Schedule.

--------

(A) Incorporated herein by reference from the exhibits to the Form 8-K dated November 6, 1997.

(B) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1997.

(C) Incorporation herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).

(D) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1998.

(E) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1994.

(F) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 1997.

(G) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1994.

(H) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1995.

(I) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1996.

(J) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1996.

+ Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

  The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1998.

                              MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1998

                                   ITEM 14(D)

                          FINANCIAL STATEMENT SCHEDULE

                      MAPINFO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE VIII
                             (DOLLARS IN THOUSANDS)

         COLUMN A           COLUMN B    COLUMN C      COLUMN D     COLUMN E   COLUMN F
         --------          ---------- ------------ -------------- ---------- ----------
                           BALANCE AT  ADDITIONS     ADDITIONS               BALANCE AT
                           BEGINNING   CHARGED TO    CHARGED TO                END OF
       DESCRIPTION         OF PERIOD  EXPENSE, NET OTHER ACCOUNTS DEDUCTIONS   PERIOD
       -----------         ---------- ------------ -------------- ---------- ----------
Year ended September 30,
 1996:
  Deducted from asset ac-
   counts:
    Allowance for doubtful
     accounts and sales
     returns                 $  949       301          147(2)      (148)(1)    $1,249
Year ended September 30,
 1997:
  Deducted from asset ac-
   counts:
    Allowance for doubtful
     accounts and sales
     returns                 $1,249        92          282(2)      (276)(1)    $1,347
Year ended September 30,
 1998:
  Deducted from asset ac-
   counts:
    Allowance for doubtful
     accounts and sales
     returns                 $1,347       196          235(2)        (6)(1)    $1,772

--------
(1) Uncollectible accounts written off.
(2) Allowance for sales returns.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION
(Registrant)

By:       /s/ John C. Cavalier
  ----------------------------------
          John C. Cavalier
    President and Chief Executive
               Officer

Date:        December 15, 1998
  ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                           TITLE                 DATE

   /s/ John C. Cavalier       President and Chief              December 15, 1998
-------------------------      Executive Officer
       John C. Cavalier       (Principal Executive Officer)


   /s/ Michael D. Marvin      Chairman of the Board            December 15, 1998
-------------------------
       Michael D. Marvin

   /s/ D. Joseph Gersuk       Executive Vice President,        December 15, 1998
-------------------------      Treasurer and Chief
       D. Joseph Gersuk        Financial Officer
                              (Principal Financial
                               and Accounting Officer)


   /s/ John F. Haller         Vice President, Chief            December 15, 1998
-------------------------      Technology Officer,
       John F. Haller         Secretary and Director


   /s/ Laszlo C. Bardos       Director                         December 15, 1998
-------------------------
       Laszlo C. Bardos

   /s/ George C. McNamee      Director                         December 15, 1998
-------------------------
       George C. McNamee

   /s/ James A. Perakis       Director                         December 15, 1998
-------------------------
       James A. Perakis

   /s/ John F. Burton         Director                         December 15, 1998
-------------------------
       John F. Burton