Form 10-Q
period 1998-12-31
MAPINFO CORP
filed 1999-02-12
CIK 916238

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

               For the Quarterly Period Ended December 31, 1998
                             _____________________

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 1999 was 5,712,559.

================================================================================

                              MAPINFO CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended December 31, 1998

                                     INDEX




                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Income Statements
         for the three months ended December 31, 1998 and 1997             1

         Balance Sheets
         as of December 31, 1998 and September 30, 1998                    2

         Cash Flows Statements
         for the three months ended December 31, 1998 and 1997             3

         Notes to Financial Statements                                     4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                 16

Signatures                                                                 17

Part I.  Financial Information
Item 1.  Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)


                                                               Three Months
                                                                   Ended
                                                                December 31,
                                                    ------------------------------------
                                                          1998                1997
                                                    ----------------    ----------------

Net revenues                                                 $16,145             $13,145
Cost of revenues                                               3,560               2,854
                                                    ----------------    ----------------
       Gross profit                                           12,585              10,291
                                                    ----------------    ----------------

Operating expenses:
  Research and development                                     2,688               2,431
  Selling and marketing                                        7,118               6,072
  General and administrative                                   2,169               1,686
                                                    ----------------    ----------------
       Total operating expenses                               11,975              10,189
                                                    ----------------    ----------------
       Operating income                                          610                 102
Other income - net                                               258                 278
                                                    ----------------    ----------------
       Income before provision for income taxes                  868                 380
Provision for income taxes                                       260                  76
                                                    ----------------    ----------------
       Net income                                            $   608             $   304
                                                    ================    ================

Earnings per share:
     Basic                                                   $  0.11             $  0.05
     Diluted                                                 $  0.10             $  0.05

Weighted average shares outstanding:
     Basic                                                     5,710               5,897
     Diluted                                                   5,902               5,985



See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands, except per share data)

                                                                                       December 31,          September 30,
                                                                                           1998                   1998
                                                                                   -----------------      ------------------
ASSETS                                                                                 (unaudited)
Current Assets:
     Cash and cash equivalents                                                               $ 9,419                 $15,886
     Short-term investments, at amortized cost                                                16,794                  13,037
     Accounts receivable, less allowance of $1,605 and $1,772
      at December 31, 1998 and September 30, 1998, respectively                               12,934                  15,224
     Inventories                                                                                 542                     601
     Other current assets                                                                      1,796                   1,971
     Deferred income taxes                                                                       735                     734
                                                                                   -----------------      ------------------
        Total current assets                                                                  42,220                  47,453
Property and equipment - net                                                                   4,626                   4,430
Product development costs - net                                                                1,292                   1,272
Deferred income taxes                                                                          1,369                   1,369
Intangible assets - net                                                                        6,260                   3,458
Investments and other assets                                                                   2,595                   1,549
                                                                                   -----------------      ------------------
                   Total assets                                                              $58,362                 $59,531
                                                                                   =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                        $ 1,985                 $ 2,200
     Accrued liabilities                                                                       8,919                  10,522
     Deferred revenue                                                                          3,955                   3,781
     Income taxes payable                                                                      1,125                     992
                                                                                   -----------------      ------------------
                   Total current liabilities                                                  15,984                  17,495
Other non-current liabilities                                                                    196                     322
                                                                                   -----------------      ------------------
                   Total liabilities                                                          16,180                  17,817
                                                                                   -----------------      ------------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $0.002 par value                                                               12                      12
     Preferred stock, $.01 par value                                                               -                       -
     Paid-in capital                                                                          31,026                  31,046
     Retained earnings                                                                        14,341                  13,733
     Translation adjustment                                                                      (91)                     95
                                                                                   -----------------      ------------------
                                                                                              45,288                  44,886
     Less treasury stock, at cost                                                              3,106                   3,172
                                                                                   -----------------      ------------------
                   Total stockholders' equity                                                 42,182                  41,714
                                                                                   -----------------      ------------------
                   Total liabilities and stockholders' equity                                $58,362                 $59,531
                                                                                   =================      ==================

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

                                                                                       Three months
                                                                                          Ended
                                                                                       December 31,
                                                                            ----------------------------------
                                                                                  1998                1997
                                                                            --------------      --------------
Cash flows from (used for) operating activities
  Net income                                                                       $   608            $    304
  Depreciation and amortization                                                      1,001               1,026
  Allowance for doubtful accounts, sales returns and inventory                        (193)                 10
  Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                             2,819                   8
     Inventories                                                                       122                  78
     Other current assets                                                               78                (108)
     Accounts payable and accrued liabilities                                       (1,214)                577
     Deferred revenue                                                                 (307)                404
     Income taxes payable                                                              145                  53
                                                                            --------------      --------------
               Net cash from operating activities                                    3,059               2,352
                                                                            --------------      --------------


Cash flows from (used for) investing activities
  Additions to property and equipment                                                 (773)               (715)
  Capitalized product development costs                                               (192)               (115)
  Acquisition of business and technology                                            (3,802)             (2,088)
  Short-term investments, net                                                       (3,757)             (7,500)
  Other investments                                                                 (1,051)                  -
                                                                            --------------      --------------
                Net cash used for investing activities                              (9,575)            (10,418)
                                                                            --------------      --------------


Cash flows from (used for) financing activities
  Proceeds from exercise of options and ESPP stock purchases                            47                 166
                                                                            --------------      --------------
                Net cash from financing activities                                      47                 166
                                                                            --------------      --------------


Effect of exchange rate changes on cash and cash equivalents                             2                   -
                                                                            --------------      --------------


Net change in cash and equivalents                                                  (6,467)             (7,900)
Cash and equivalents, beginning of period                                           15,886              24,711
                                                                            --------------      --------------
Cash and equivalents, end of period                                                $ 9,419            $ 16,811
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

Certain reclassifications have been made to amounts previously reported to conform to the 1999 presentation.

2.  Earnings Per Share
The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 1998 and 1997.


                                                         Three months Ended December 31,
                                                       ----------------------------------
                                                            1998                 1997
                                                       -------------        -------------
                                                             (Amounts in thousands,
                                                             except per share data)

Net income                                                    $  608               $  304
                                                       =============        =============

Weighted average shares for basic EPS                          5,710                5,897
Effect of diluted stock options                                  192                   88
                                                       -------------        -------------
Weighted average shares and assumed exercise of
             stock options for diluted EPS                     5,902                5,985
                                                       =============        =============
Basic EPS                                                     $ 0.11               $ 0.05
Diluted EPS                                                   $ 0.10               $ 0.05

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

3.   Comprehensive Income
Effective October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This Statement establishes standards for reporting and disclosure of comprehensive income and its components. This statement requires foreign currency translation adjustments, which are reported as separate components of stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Comprehensive income was as follows:

                                                         Three months Ended December 31,
                                                       -----------------------------------
                                                            1998                  1997
                                                       -------------         -------------
                                                                 (In thousands)
Net income                                                     $ 608                 $ 304
Change in accumulated translation adjustments                   (186)                 (100)
                                                       -------------         -------------

     Total comprehensive income                                $ 422                 $ 204
                                                       =============         =============

4.  Commitments and Contingencies
The Company's saleable products rely on software applications. The Company expects that some of its customers may be using older product versions that are not Year 2000 compliant. The Company will be encouraging such customers to migrate to compliant product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers.

5.  Acquisition
Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for telecommunications providers. The purchase price was approximately $2.2 million, net of cash acquired. In addition, the Company may be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included On Target Mapping's results of operations in the financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of five years.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

6.  New Accounting Standards
Effective October 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". This statement provides guidance on recognizing revenue on software transactions. The Company's revenue recognition policies have historically been in compliance with the practices required by this new pronouncement. Therefore, adoption of this new accounting standard did not affect the Company's results of operations for the three months ended December 31, 1998, nor is it expected to have a significant impact on results of operations for the remainder of the fiscal year.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be effective for the Company's annual report for the fiscal year ending September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview
MapInfo Corporation ("MapInfo" or the "Company") designs, develops, markets, licenses and supports business mapping software products, application development tools, and data products, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 58 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

Net Revenues
Revenues for the first quarter of fiscal 1999 increased 23% to $16.1 million from $13.1 million in the same period a year ago. Approximately 26% of the $3 million increase in revenues were attributable to increased unit sales of data products in the Americas and approximately 33% were attributable to the effect of the December 2, 1997 acquisition of The Data Consultancy. The balance of the increase was attributable to increased unit sales of enterprise and desktop software products worldwide. On a geographic basis, revenues increased approximately 21% in the Americas and 55% in Europe. Approximately one-half of the increase in Europe's revenue was attributable to the acquisition of The Data Consultancy. Asia-Pacific revenues decreased 16% primarily due to lower royalty income from Japan and the decline of the Australian dollar versus the US dollar. Excluding the effect of the translation of the Australian dollar, Asia-Pacific revenue would have decreased 9% for the quarter.

Cost of Revenues, Operating Expenses and Income Taxes
Cost of revenues as a percentage of revenues increased to 22.1% in the first quarter of 1999 from 21.7% for the same period in 1998. As a result, the gross margin decreased to 77.9% from 78.3%. The gross margin decline was primarily attributable to an increase in revenue from lower margin data products as a percentage of total revenues.

Research and development (R&D) expenses of $2.7 million in the first quarter of fiscal 1999 increased 11% over the prior year period. The increase in R&D expenses was primarily attributable to increased headcount resulting from the acquisition of The Data Consultancy. Excluding the effect of the acquisition, R&D expenses increased approximately 5% from the prior year period. As a percentage of revenues, R&D expenses declined to 16.6% in the first quarter of 1999 from 18.5% for the same period in 1998.

Selling and marketing expenses increased 17% to $7.1 million in the first quarter of 1999 from $6.1 million for the same period in 1998. The increase was primarily attributable to a 17% increase in headcount in the Americas sales organization and a 33% increase in sales and marketing expenses in Europe to support expanded operations. The acquisition of The Data Consultancy accounted for approximately 27% of the worldwide increase and 78% of Europe's increase. As a percentage of revenues, selling and marketing expenses decreased to 44.1% in the first quarter of 1999 from 46.2% for the same period in 1998 due to improved sales productivity.

General and administrative (G&A) expenses increased 29% to $2.2 million in the first quarter of fiscal 1999 from $1.7 million for the same period in 1998. The increase in G&A expenses was primarily due to The Data Consultancy acquisition, including associated amortization of intangible assets ($164 thousand), and increased headcount to support MIS infrastructure and business development
initiatives.   For the first quarter of fiscal 1999, general and administrative expenses as a percentage of revenues increased to 13.4% as compared to 12.8% for the same period in fiscal 1998.

The effective income tax rate for the quarter ended December 31, 1998 and 1997 was approximately 30% and 20%, respectively. The increase in the provision for income taxes was primarily attributable to an increase in the current year pre-tax income and an increase in taxable investment income.

Financial Condition
The Company's cash and short-term investments totaled $26.2 million at December 31, 1998 compared to $28.9 million at September 30, 1998. At December 31, 1998, the Company's investment portfolio consisted primarily of short-term, liquid, tax-exempt securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 1999, and a $10 million credit facility with a bank that expires in January 2000. There were no outstanding borrowings under either facility at December 31, 1998.

Net cash generated from operating activities was $3.1 million for the quarter ended December 31, 1998, compared to $2.4 million for the corresponding period in the prior year. The cash generated from operating activities in the first quarter of 1999 was principally the result of net income ($608 thousand), and strong accounts receivable collections ($2.8 million) partially offset by decreases in accounts payable and accrued liabilities ($1.2 million) and deferred revenue ($307 thousand). Net cash used for investing activities in the first quarter of 1999 was $9.6 million, primarily consisting of: an additional $1.9 million for the acquisition of The Data Consultancy; $1.9 million for the acquisition of On Target Mapping; $1.0 million for an investment in Three D Graphics, Inc.; approximately $800 thousand in purchases of property and equipment; and $3.8 million in purchases of short-term investments.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

Acquisition of On Target Mapping
Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for telecommunications providers. The purchase price was approximately $2.2 million, net of cash acquired. In addition, the Company may be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included On Target Mapping's results of operations in the financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of five years.

Acquisition of The Data Consultancy
Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $5.4 million, consisting of $5.0 million in cash and $400 thousand in stock. Approximately $1.0 million of the purchase price is payable in April 1999. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years.

Investment in Three D Graphics
On October 21, 1998, the Company invested approximately $1 million in Three D Graphics, Inc., a California software company, under a five-year Convertible Promissory Note (the "Note"). The Note bears interest at 10% per anum, payable on a quarterly basis. The Company has the option, at any time prior to October 21, 2003, to convert the outstanding principal amount of the Note into 20% of the then issued and outstanding shares of capital stock of Three D Graphics, Inc. As part of the agreement, the Company also received an option to purchase, on or before October 2, 1999, a majority of the shares of capital stock of Three D Graphics, Inc. In addition, under a Technology License Agreement, the Company received a license to bundle Three D Graphics technology with MapInfo's products for a period of five years.

Investment in Object/FX Corporation
Pursuant to a Purchase Agreement dated April 3, 1998, the Company invested $1.1 million in the form of convertible debt and a minority equity interest in Object/FX Corporation, a Minnesota company engaged in the development and sale of Java-based mapping technology. As part of the investment, the Company also received a warrant to acquire additional shares over a period of 5 years at a total cost of $550,000 and options from existing stockholders to acquire a majority interest in Object/FX Corporation at any time during the period commencing October 3, 2000 and ending April 3, 2001. In addition, MapInfo and Object/FX Corporation entered into a non-exclusive worldwide marketing agreement, under which the Company may enhance and sell

Object/FX Java-based products. The investment in Object/FX has been accounted for under the cost method.

Year 2000 Compliance

Background
Many currently installed computer systems are not capable of correctly processing 21st century dates. As a result, computer systems, software and other computer controlled processes used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to, or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

What the Company is Doing
The Company recognizes the need to take appropriate action so that its operations will not be adversely impacted by Year 2000 computer failures and has established a project team, consisting of specifically assigned employees, to address Year 2000 risks. The project team is coordinating the identification and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems, operational systems and critical business processes. An appropriate program of assessment, remediation and testing for both products and internal systems are underway, but is not yet complete. The Company is also assessing the potential overall risks of the impending century change on its business partners, results of operations and financial position.

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

Status of Internal Systems
The Company is in the process of conducting a company-wide assessment of its internal computer systems and operations infrastructure to identify computer hardware, software, and process control systems that are not Year 2000 compliant. Based on this assessment, the Company believes that its principal accounting system is Year 2000 compliant. However, as a result of its review, the Company has determined that it will need to modify or replace certain information and operational systems so they will be Year 2000 compliant. Some systems will be remediated as a consequence of normal and previously planned business improvement and system replacement projects. Others systems, such as personal computers and office productivity software, will be remediated specifically for Year 2000 issues, in many cases through low cost or free upgrades provided by the product vendors. The Company presently believes that its business-critical computer systems that are not presently Year 2000 compliant will be replaced, upgraded or modified prior to 2000.

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

Remediation Plans, Contingency Plans and Estimated Costs
The Company has not yet completed its estimate of Year 2000 costs at this stage of the project, but expects to complete the estimates as the assessment and remediation planning tasks are completed in the near term. It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $500,000 to $600,000 of which less than $50,000 has been expended to date. Much of the expenditures relating to the Company's Year 2000 efforts are expected to be capitalized and funded through operating cash flows. To the extent that equipment is deemed obsolete as a result of the Year 2000 issue, the applicable costs and accumulated depreciation will be removed from the accounts and the resulting loss, if any, will be recognized in the income statement.

The Company expects that some of its customers may be using older product versions that are not Year 2000 compliant. The Company will be encouraging such customers to migrate to compliant product versions. It is possible that the Company may experience increased expenses in upgrading these customers. Such amounts are not included in the estimates above.

The Company expects to complete its Year 2000 project during 1999. Based on currently available information and remediation plans, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Certain IT projects have been deferred. However, the Company believes deferral of these projects will not have a material impact on the Company. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenario would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) delays in shipping the Company's saleable products. The Company is in the process of developing a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, as anticipated, in a timely manner.

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

Outlook:  Issues and Risks
This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months and statements as to the Year 2000 assessment. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During fiscal 1997 and 1998, the Company introduced a number of new products, including SpatialWare(R), TargetPro(TM), dbPlanner(TM), MapXsite(R), MapXtreme(TM) and MapInfo MapX(R). The Company's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

Competition. The Company encounters significant competition in the market for business mapping systems worldwide. Some of the Company's competition may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Any future growth in the Company's market may make it more likely that such larger companies will increasingly focus on this market. Increased competition may lead to pricing pressures that could adversely affect the Company's gross margins. Prices of software in Europe and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. Such price uplifts could erode in the future.

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

Expansion to enterprise market. The Company has previously marketed its products primarily in the desktop mapping market. The Company continues to expand its product offerings beyond the desktop market to the enterprise and Internet/intranet markets. Sales to the enterprise and Internet/intranet markets are directed to different decision-makers within customer organizations and require different selling and marketing programs than are used in the desktop market. The failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 50% of total Company revenues in the first quarter of fiscal 1999. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, risks associated with the introduction of the Euro and unexpected regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 32% of the Company's revenues were denominated in foreign currencies during the first quarter of fiscal 1999. Of the Company's international operations, the Asia-Pacific region represented 14% of total Company revenues in the first quarter of fiscal 1999. The Company's Asia-Pacific operations, in general, have been affected by the adverse macroeconomic conditions in Asia, including the decline of the Australia dollar versus the U.S. dollar. Approximately 53% of the Company's Asia-Pacific first quarter 1999 revenues were denominated in Australian dollars. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with acquisitions and investments.    The Company has made a
number of acquisitions and investments and will continue to review future opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business or investment do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business or investment. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

Risks associated with distribution channels.    The Company primarily markets
and distributes its products in The Americas, Europe and Australia through the Company's telesales, outside sales force and through third party resellers. In Asia-Pacific, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

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

For risks related to the Year 2000 problem, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000 Compliance".

MapInfo Corporation
Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K


(a)   Exhibits.
      The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b)   Reports on Form 8-K
      No reports on Form 8-K were filed during the three months ended December 31, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MAPINFO CORPORATION

Date:  February 12, 1999                  By: /s/ D. Joseph Gersuk
                                             -----------------------
                                             D. Joseph Gersuk,
                                             Executive Vice President,
                                             Finance, Chief Financial
                                             Officer and Treasurer

Exhibit Index



Exhibit
Number   Description of Exhibit
------   ----------------------

27       Financial Data Schedule.