Form 10-Q
period 1999-03-31
MAPINFO CORP
filed 1999-05-14
CIK 916238

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                               ---------------------

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

                                    Yes X     No
                                       ---       ---

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 1, 1999 was 5,753,349.

================================================================================

                               MAPINFO CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

             Income Statements
             for the three and six months ended March 31, 1999 and 1998        1

             Balance Sheets
             as of March 31, 1999 and September 30, 1998                       2

             Cash Flows Statements
             for the six months ended March 31, 1999 and 1998                  3

             Notes to Financial Statements                                     4

ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           17


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                  18

ITEM 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

Part I.  Financial Information
Item 1.  Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)



                                                        Three Months        Six Months
                                                       Ended March 31,    Ended March 31,
                                                     ------------------  -----------------
                                                       1999      1998      1999      1998
                                                     -------   -------   -------   -------

Net revenues                                         $18,028   $14,897   $34,173   $28,042
Cost of revenues                                       3,943     3,350     7,503     6,204
                                                     -------   -------   -------   -------
       Gross profit                                   14,085    11,547    26,670    21,838
                                                     -------   -------   -------   -------

Operating expenses:
  Research and development                             2,720     2,676     5,408     5,107
  Selling and marketing                                7,450     6,150    14,568    12,222
  General and administrative                           2,514     1,941     4,683     3,627
                                                     -------   -------   -------   -------
       Total operating expenses                       12,684    10,767    24,659    20,956
                                                     -------   -------   -------   -------
       Operating income                                1,401       780     2,011       882
Other income - net                                       183       201       441       479
                                                     -------   -------   -------   -------
       Income before provision for income taxes        1,584       981     2,452     1,361
Provision for income taxes                               524       217       784       293
                                                     -------   -------   -------   -------
       Net income                                    $ 1,060   $   764   $ 1,668   $ 1,068
                                                     =======   =======   =======   =======

Earnings per share:
     Basic                                           $  0.19   $  0.13   $  0.29   $  0.18
     Diluted                                         $  0.18   $  0.13   $  0.28   $  0.18

Weighted average shares outstanding:
     Basic                                             5,722     5,856     5,716     5,877
     Diluted                                           5,981     5,991     5,939     5,986



See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands, except per share data)

                                                                    March 31, September 30,
                                                                      1999        1998
                                                                    --------    --------
                                                                        (unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                     $ 11,076    $ 15,886
      Short-term investments, at amortized cost                       15,554      13,037
      Accounts receivable, less allowance of $1,344 and $1,772
        at March 31, 1999 and September 30, 1998, respectively        15,019      15,224
      Inventories                                                        397         601
      Other current assets                                             2,192       1,971
      Deferred income taxes                                              737         734
                                                                    --------    --------
          Total current assets                                        44,975      47,453
Property and equipment - net                                           4,554       4,430
Product development costs - net                                        1,190       1,272
Deferred income taxes                                                  1,369       1,369
Intangible assets - net                                                5,926       3,458
Investments and other assets                                           2,554       1,549
                                                                    --------    --------
          Total assets                                              $ 60,568    $ 59,531
                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                              $  1,552    $  2,200
      Accrued liabilities                                              9,841      10,522
      Deferred revenue                                                 4,299       3,781
      Income taxes payable                                             1,395         992
                                                                    --------    --------
          Total current liabilities                                   17,087      17,495
Other non-current liabilities                                            240         322
                                                                    --------    --------
          Total liabilities                                           17,327      17,817
                                                                    --------    --------
Commitments and Contingencies

Stockholders' Equity:
      Common stock, $0.002 par value                                      12          12
      Preferred stock, $.01 par value                                      0           0
      Paid-in capital                                                 30,882      31,046
      Retained earnings                                               15,401      13,733
      Translation adjustment                                            (344)         95
                                                                    --------    --------
                                                                      45,951      44,886
      Less treasury stock, at cost                                     2,710       3,172
                                                                    --------    --------
          Total stockholders' equity                                  43,241      41,714
                                                                    --------    --------
          Total liabilities and stockholders' equity                $ 60,568    $ 59,531
                                                                    ========    ========

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

                                                                            Six months
                                                                          Ended March 31,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
Cash flows from (used for) operating activities
  Net income                                                           $  1,668    $  1,068
  Depreciation and amortization                                           2,196       2,089
  Allowance for doubtful accounts, sales returns and inventory             (377)         89
  Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                    687      (1,158)
     Inventories                                                            171          79
     Other current assets                                                  (494)       (401)
     Accounts payable and accrued liabilities                              (211)      1,271
     Deferred revenue                                                        93         596
     Income taxes payable                                                   429         187
                                                                       --------    --------
               Net cash from operating activities                         4,162       3,820
                                                                       --------    --------
Cash flows from (used for) investing activities
  Additions to property and equipment                                    (1,462)     (1,810)
  Capitalized product development costs                                    (249)       (152)
  Acquisition of business and technology                                 (4,064)     (2,088)
  Short-term investments                                                 (2,517)     (8,235)
  Other investments                                                      (1,036)          0
                                                                       --------    --------
                Net cash used for investing activities                   (9,328)    (12,285)
                                                                       --------    --------
Cash flows from (used for) financing activities
  Purchase of common stock for treasury                                    (229)       (828)
  Proceeds from exercise of options and ESPP stock purchases                488         615
  Tax benefit from option exercises                                          40          78
                                                                       --------    --------
                Net cash from (used for) financing activities               299        (135)
                                                                       --------    --------
Effect of exchange rate changes on cash and cash equivalents                 57          35
                                                                       --------    --------
Net change in cash and equivalents                                       (4,810)     (8,565)
Cash and equivalents, beginning of period                                15,886      24,711
                                                                       --------    --------
Cash and equivalents, end of period                                    $ 11,076    $ 16,146
                                                                       ========    ========

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

2. Earnings Per Share
The following table represents the reconciliation of the basic and dilutive earnings per share amounts for the three and six months ended March 31, 1999 and 1998:


                                               Three months       Six months
                                              ended March 31,    ended March 31,
                                              ---------------   ----------------
                                               1999     1998      1999     1998
                                              ------   ------   -------   ------
                                                    (Amounts in thousands,
                                                    except per share data)

Net income                                    $1,060   $  764   $ 1,668   $1,068
                                              ======   ======   =======   ======

Weighted average shares for basic EPS          5,722    5,856     5,716    5,877
Effect of dilutive stock options                 259      135       223      109
                                              ------   ------   -------   ------
Weighted average shares and assumed
  exercise of stock options for diluted EPS    5,981    5,991     5,939    5,986
                                              ======   ======   =======   ======
Basic EPS                                     $ 0.19   $ 0.13   $  0.29   $ 0.18
Diluted EPS                                   $ 0.18   $ 0.13   $  0.28   $ 0.18


MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

3. Comprehensive Income
Effective October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130). This Statement establishes standards for reporting and disclosure of comprehensive income and its components. This statement requires foreign currency translation adjustments, which are reported as separate components of stockholders' equity, to be included in comprehensive income. Prior year information below has been reclassified to conform to the requirements of SFAS 130.

Comprehensive income was as follows:


                                            Three months          Six months
                                           ended March 31,      ended March 31,
                                         ------------------   ------------------
                                           1999       1998      1999       1998
                                         -------    -------   -------    -------
                                                     (In thousands)

Net income                               $ 1,060    $   764   $ 1,668    $ 1,068
Change in accumulated translation
   adjustments                              (253)       103      (439)         3
                                         -------    -------   -------    -------
   Total comprehensive income            $   807    $   867   $ 1,229    $ 1,071
                                         =======    =======   =======    =======


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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

6. New Accounting Standards
Effective October 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". This statement provides guidance on recognizing revenue on software transactions. The Company's revenue recognition policies have historically been in compliance with the practices required by this new pronouncement. Therefore, adoption of this new accounting standard did not affect the Company's results of operations for the three months ended March 31, 1999, nor is it expected to have a significant impact on results of operations for the remainder of the fiscal year.

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

7. Common Stock Repurchase Program
In February 1999, the Board of Directors authorized the Company to repurchase from time to time up to $5,000,000 of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2000 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the six months ended March 31, 1999, the Company repurchased 15,000 shares at a cost of $229,000 under this program.

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

Net Revenues
Revenues for the second quarter of 1999 increased 21% to $18.0 million from $14.9 million in the same period a year ago. Increased demand for deployments of MapInfo business solutions have driven significant increases in sales of Company's data and enterprise software products. Approximately 59% of the $3.1 million increase in revenue was attributable to increased unit sales of data products and 36% of the increase was related to increased unit sales of enterprise software products such as MapXtreme. Approximately $940 thousand of the increased data product revenue was attributable to the December 1998 acquisition of On Target Mapping. On a geographic basis, revenues increased 31% in the Americas and 20% in Europe. The increase in the Americas revenue was primarily the result of a 74% increase in data revenues, including revenues attributable to On Target Mapping. The increase in revenues in Europe was primarily due to strong software product sales in Germany and continued expansion in the data business in the United Kingdom. Asia-Pacific revenues decreased 8%, primarily due to lower revenues in Japan, partially offset by increases in Australia and Greater China.

For the six-months ended March 31, 1999, revenues increased 22% to $34.2 million from $28.0 million in the same period in 1998. Data products accounted for $3.6 million or 57% of the overall revenue increase. The increase in data business was primarily attributed to an additional $1.2 million of revenue relating to the On Target Mapping acquisition, $1.4 million of incremental revenue from The Data Consultancy acquisition, and an overall increase in demand for MapInfo's data products worldwide. An increase in sales of the Company's enterprise software products accounted for 26% of the overall year-to-date revenue increase. On a geographic basis for the first six months of fiscal 1999, revenues in the Americas increased by $3.6 million or 26%. This was achieved principally by 60% growth in data revenues (including revenues attributable to On Target Mapping) and 11% growth in software products. In Europe, revenues for the six months increased $3.1 million or 35%, of which approximately half of the increase was attributable to The Data Consultancy. Asia-Pacific revenues declined by $620 thousand or 12% in the first half of fiscal 1999 compared to the same period in fiscal 1998. This decline resulted from lower revenues in Japan, partially offset by an increase in Greater China revenues.

Cost of Revenues, Operating Expenses and Income Taxes
Cost of revenues as a percentage of revenues decreased to 21.9% in the second quarter of 1999 from 22.5% for the same period in 1998. As a result, the gross margin increased to 78.1% from 77.5%. The gross margin increase was primarily attributable to higher gross margin on services and improved gross margins on data products. For the six-months ending March 31, 1999, gross margin improved slightly to 78.0% from 77.9% in 1998.

Research and development (R&D) expenses increased 2% over the prior year period to $2.7 million in the second quarter of 1999. As a percentage of revenues, R&D expenses declined to 15.1% in the second quarter of 1999 from 18.0% for the same period in 1998. For the six-months ending March 31, 1999, R&D expenses increased approximately $300 thousand or 6% compared to the same period last year. This increase was primarily the result of the December 1998 acquisition of On Target Mapping. For the first half of fiscal 1999, R&D expenses declined to 15.8% of revenues from 18.2% in 1998.

Selling and marketing expenses increased 21% to $7.5 million in the second quarter of 1999 from $6.2 million for the same period in 1998. For the six months ending March 31, 1999, selling and marketing expenses increased 20% to $14.6 million from $12.2 in the same period a year ago. The increase for the quarter and year-to-date was primarily attributable to a 20% headcount increase in the Americas sales organization, 39% headcount increase in the European sales organization, and 21% increase in spending on marketing programs in the Americas. As a percentage of revenues, selling and marketing expenses for the second quarter of fiscal 1999 remained consistent with the prior year at 41.3%. On a year-to-date basis, selling and marketing expenses decreased to 42.6% of revenues from 43.6% in 1998.

General and administrative (G&A) expenses increased 30% to $2.5 million in the second quarter of 1999 from $1.9 million for the same period a year ago. For the six months ending March 31, 1999, G&A expenses increased 29% to $4.7 million from $3.6 million in 1998. The increase in G&A expenses for the second quarter and year-to-date was primarily due to The Data Consultancy and the On Target acquisitions, including associated amortization of intangible assets ($265 thousand in the second quarter of fiscal 1999 and $404 thousand for the six-months ending March 31, 1999) and increased headcount to support MIS infrastructure and other business development initiatives. For the second quarter of fiscal 1999, G&A expenses as a percentage of revenues increased to 13.9% as compared to 13.0% for the same period in 1998. For the six months ended March 31, 1999, G&A expenses as a percentage of revenues increased to 13.7% from 12.9% in 1998.

The effective income tax rates for the six-months ended March 31, 1999 and 1998 were approximately 32.0% and 21.5%, respectively. The increase in the provision for income taxes was primarily attributable to an increase in the current year pre-tax operating income.

Financial Condition
The Company's cash and short-term investments totaled $26.6 million at March 31, 1999 compared to $28.9 million at September 30, 1998. At March 31, 1999, the Company's investment portfolio consisted primarily of short-term, liquid, tax-exempt securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 1999, and a $10 million credit facility with a bank that expires in January 2000. There were no outstanding borrowings under either facility at March 31, 1999.

Net cash generated from operating activities was $4.2 million for the six months ended March 31, 1999, compared to $3.8 million for the corresponding period in the prior year. The cash generated from operating activities in the first half of 1999 was principally the result of net income ($1.7 million), and a decrease of accounts receivable ($700 thousand). Net cash used for investing activities in the first half of 1999 was $9.3 million. Significant investing activities included $1.9 million of contingent payments related to the acquisition of The Data Consultancy; $2.2 million for the acquisition of On Target Mapping; $1.0 million for an investment in Three D Graphics, Inc.; $1.5 million in purchases of property and equipment; and $2.5 million in purchases of short-term investments.

In February 1999, the Board of Directors authorized the Company to repurchase from time to time up to $5 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2000 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the six months ended March 31, 1999, the Company repurchased 15,000 shares at a cost of $229 thousand under this program.

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

Acquisition of The Data Consultancy
Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $5.4 million, consisting of $5.0 million in cash and $400 thousand in stock. Approximately $1.0 million of the purchase price was paid in April 1999. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years.

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

Remediation Plans, Contingency Plans and Estimated Costs
The Company has not yet completed its estimate of Year 2000 costs at this stage of the project, but expects to complete the estimates as the assessment and remediation planning tasks are completed in the near term. It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $500,000 to $600,000 of which $250,000 has been expended to date. Much of the expenditures relating to the Company's Year 2000 efforts are expected to be capitalized and funded through operating cash flows. To the extent that equipment is deemed obsolete as a result of the Year 2000 issue, the applicable costs and accumulated depreciation will be removed from the accounts and the resulting loss, if any, will be recognized in the income statement.

The Company expects that some of its customers may be using older product versions that are not Year 2000 compliant. The Company will be encouraging such customers to migrate to compliant product versions. It is possible that the Company may experience increased expenses in upgrading these customers. Such amounts are not included in the estimates above.

The Company expects to complete its Year 2000 project during 1999. Based on currently available information and remediation plans, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. While certain IT projects have been deferred, the Company believes deferral of these projects will not have a material impact on the Company. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenario would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) delays in shipping the Company's saleable products. The Company is in the process of developing a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, as anticipated, in a timely manner.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 48% of total Company revenues in the second quarter of fiscal 1999. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, risks associated with the introduction of the Euro and unexpected regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 33% of the Company's revenues were denominated in foreign currencies during the second quarter of fiscal 1999. Of the Company's international operations, the Asia-Pacific region represented 12% of total Company revenues in the second quarter of fiscal 1999. The Company's Asia-Pacific operations, in general, have been affected by the adverse macroeconomic conditions in Asia, including the decline of the Australia dollar versus the U.S. dollar. Approximately 55% of the Company's Asia-Pacific second quarter 1999 revenues were denominated in Australian dollars. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

For risks related to the Year 2000 problem, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

MapInfo Corporation
Part II. Other Information
Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on February 24, 1999. The following matters were voted on at the stockholders' meeting.



                                                                     For      Against    Withheld   Abstentions
                                                                     ---      -------    --------   -----------
Election of Directors:
    Laszlo C. Bardos                                              5,196,995               26,793
    John F. Burton                                                5,196,325               27,463
    John C. Cavalier                                              5,195,654               28,134
    John F. Haller                                                5,197,795               25,993
    Michael D. Marvin                                             5,194,896               28,892
    George C. McNamee                                             5,194,737               29,051
    James A. Perakis                                              5,195,895               27,893

Amendment to the 1993 Director Stock Option Plan:
The shares authorized under the 1993 Director Stock
Option Plan were increased from 50,000 to 80,000 shares.          4,927,953    247,751                 48,084

Amendment to the 1993  Employee Stock Purchase Plan:
The number of shares of Common Stock available for purchase
by employees under the 1993 Employee Stock Purchase Plan was
increased from 300,000 to 400,000.                                5,132,982     47,581                 43,225

Ratification of PricewaterhouseCoopers LLP
as the Company's Independent Public Accountants
for the current fiscal year.                                      5,212,122      5,255                  6,411


MapInfo Corporation
Part II. Other Information
Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits.
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MAPINFO CORPORATION

Date:  May 14, 1999                               By: /s/ D. Joseph Gersuk
                                                      --------------------------
                                                      D. Joseph Gersuk,
                                                      Executive Vice President,
                                                        Finance, Chief Financial
                                                        Officer and Treasurer

Exhibit Index


Exhibit
Number      Description of Exhibit
-------     ----------------------

10.1        1993 Director Stock Option Plan, as amended to date

27          Financial Data Schedule