Form 10-Q
period 1999-06-30
MAPINFO CORP
filed 1999-08-13
CIK 916238

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

                  For the Quarterly Period Ended June 30, 1999
                               ---------------------

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 1, 1999 was 5,783,756.

================================================================================

                               MAPINFO CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended June 30, 1999

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

             Income Statements
             for the three and nine months ended June 30, 1999 and 1998        1

             Balance Sheets
             as of June 30, 1999 and September 30, 1998                        2

             Cash Flows Statements
             for the nine months ended June 30, 1999 and 1998                  3

             Notes to Financial Statements                                     4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           16


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

Part I.  Financial Information
Item 1.  Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)



                                                        Three Months        Nine Months
                                                       Ended June 30,      Ended June 30,
                                                     ------------------  -----------------
                                                       1999      1998      1999      1998
                                                     -------   -------   -------   -------

Net revenues                                         $19,012   $15,451   $53,185   $43,493
Cost of revenues                                       3,801     3,454    11,304     9,658
                                                     -------   -------   -------   -------
       Gross profit                                   15,211    11,997    41,881    33,835
                                                     -------   -------   -------   -------

Operating expenses:
  Research and development                             2,787     2,519     8,195     7,626
  Selling and marketing                                8,260     6,633    22,828    18,855
  General and administrative                           2,727     2,164     7,410     5,791
                                                     -------   -------   -------   -------
       Total operating expenses                       13,774    11,316    38,433    32,272
                                                     -------   -------   -------   -------
       Operating income                                1,437       681     3,448     1,563
Other income - net                                       221       425       662       904
                                                     -------   -------   -------   -------
       Income before provision for income taxes        1,658     1,106     4,110     2,467
Provision for income taxes                               531       275     1,315       568
                                                     -------   -------   -------   -------
       Net income                                    $ 1,127   $   831   $ 2,795   $ 1,899
                                                     =======   =======   =======   =======

Earnings per share:
     Basic                                           $  0.20   $  0.14   $  0.49   $  0.32
     Diluted                                         $  0.19   $  0.14   $  0.47   $  0.32

Weighted average shares outstanding:
     Basic                                             5,767     5,836     5,733     5,863
     Diluted                                           6,090     5,955     5,990     5,976



See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands, except per share data)

                                                                    June 30, September 30,
                                                                      1999        1998
                                                                    --------    --------
                                                                  (unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                     $  7,525    $ 15,886
      Short-term investments, at amortized cost                       17,625      13,037
      Accounts receivable, less allowance of $1,449 and $1,772
        at June 30, 1999 and September 30, 1998, respectively         17,325      15,224
      Inventories                                                        529         601
      Other current assets                                             2,792       1,971
      Deferred income taxes                                              740         734
                                                                    --------    --------
          Total current assets                                        46,536      47,453
Property and equipment - net                                           4,547       4,430
Product development costs - net                                        1,237       1,272
Deferred income taxes                                                  1,369       1,369
Intangible assets - net                                                5,546       3,458
Investments and other assets                                           2,904       1,549
                                                                    --------    --------
          Total assets                                              $ 62,139    $ 59,531
                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                              $  1,811    $  2,200
      Accrued liabilities                                              9,908      10,522
      Deferred revenue                                                 4,073       3,781
      Income taxes payable                                             1,304         992
                                                                    --------    --------
          Total current liabilities                                   17,096      17,495
Deferred revenue, long term                                              541         322
                                                                    --------    --------
          Total liabilities                                           17,637      17,817
                                                                    --------    --------
Commitments and Contingencies

Stockholders' Equity:
      Common stock, $0.002 par value                                      12          12
      Preferred stock, $0.01 par value                                     -           -
      Paid-in capital                                                 30,820      31,046
      Retained earnings                                               16,528      13,733
      Translation adjustment                                            (504)         95
                                                                    --------    --------
                                                                      46,856      44,886
      Less treasury stock, at cost                                     2,354       3,172
                                                                    --------    --------
          Total stockholders' equity                                  44,502      41,714
                                                                    --------    --------
          Total liabilities and stockholders' equity                $ 62,139    $ 59,531
                                                                    ========    ========

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

                                                                           Nine months
                                                                          Ended June 30,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
Cash flows from (used for) operating activities
  Net income                                                           $  2,795    $  1,899
  Depreciation and amortization                                           3,306       3,218
  Allowance for doubtful accounts, sales returns and inventory             (241)        195
  Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                 (1,869)     (3,049)
     Inventories                                                             (5)        (23)
     Other assets                                                        (1,592)       (183)
     Accounts payable and accrued liabilities                             1,161       1,040
     Deferred revenue                                                       163         810
     Income taxes payable                                                   347         182
                                                                       --------    --------
               Net cash from operating activities                         4,065       4,089
                                                                       --------    --------
Cash flows from (used for) investing activities
  Additions to property and equipment                                    (2,111)     (2,431)
  Capitalized product development costs                                    (462)       (211)
  Acquisition of businesses and technology                               (4,960)     (2,088)
  Short-term investments, net                                            (4,588)     (4,625)
  Other investments                                                      (1,011)     (1,171)
                                                                       --------    --------
                Net cash used for investing activities                  (13,132)    (10,526)
                                                                       --------    --------
Cash flows from (used for) financing activities
  Purchase of common stock for treasury                                    (383)     (2,837)
  Proceeds from exercise of options and ESPP stock purchases                824         637
  Tax benefit from option exercises                                         153          79
                                                                       --------    --------
                Net cash from (used for) financing activities               594      (2,121)
                                                                       --------    --------
Effect of exchange rate changes on cash and cash equivalents                112         (92)
                                                                       --------    --------
Net change in cash and equivalents                                       (8,361)     (8,650)
Cash and equivalents, beginning of period                                15,886      24,711
                                                                       --------    --------
Cash and equivalents, end of period                                    $  7,525    $ 16,061
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

2. Earnings Per Share
The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 1999 and 1998:


                                                Three months      Nine months
                                               ended June 30,    ended June 30,
                                              ---------------   ----------------
                                               1999     1998      1999     1998
                                              ------   ------   -------   ------
                                                    (Amounts in thousands,
                                                    except per share data)

Net income                                    $1,127   $  831   $ 2,795   $1,899
                                              ======   ======   =======   ======

Weighted average shares for basic EPS          5,767    5,836     5,733    5,863
Effect of dilutive stock options                 323      119       257      113
                                              ------   ------   -------   ------
Weighted average shares and assumed
  exercise of stock options for diluted EPS    6,090    5,955     5,990    5,976
                                              ======   ======   =======   ======
Basic EPS                                     $ 0.20   $ 0.14   $  0.49   $ 0.32
Diluted EPS                                   $ 0.19   $ 0.14   $  0.47   $ 0.32


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

Comprehensive income was as follows:


                                           Three months         Nine months
                                          ended June 30,       ended June 30,
                                        ------------------   ------------------
                                          1999       1998      1999       1998
                                        -------    -------   -------    -------
                                                    (In thousands)

Net income                              $ 1,127    $   831   $ 2,795    $ 1,899
Change in accumulated translation
   adjustments                             (160)      (232)     (599)      (229)
                                        -------    -------   -------    -------
   Total comprehensive income           $   967    $   599   $ 2,196    $ 1,670
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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

6. New Accounting Standards
Effective October 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". This statement provides guidance on recognizing revenue on software transactions. The Company's revenue recognition policies have historically been in compliance with the practices required by this new pronouncement. Therefore, adoption of this new accounting standard did not affect the Company's results of operations for the nine months ended June 30, 1999, nor is it expected to have a significant impact on results of operations for the remainder of the fiscal year.

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

7. Common Stock Repurchase Program
In February 1999, the Board of Directors authorized the Company to repurchase from time to time up to $5,000,000 of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2000 unless discontinued earlier or extended by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the nine months ended June 30, 1999, the Company repurchased 23,200 shares at a cost of $383,000 under this program.

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

Net Revenues
Revenues for the third quarter of 1999 increased 23% to $19.0 million from $15.5 million in the same period a year ago. Approximately two-thirds of the $3.5 million increase in revenue were attributable to increased sales of data products. Included in the increase in data revenues is approximately $1.0 million in data/telecommunications solutions revenues attributable to the December 1998 acquisition of On Target Mapping. Approximately 20% of the overall revenue increase was related to increased sales of software products, including MapInfo Professional(R) version 5.5 which was released in June 1999. On a geographic basis, revenues increased 24% in the Americas and 36% in Europe. The increase in the Americas revenue was primarily the result of increased data revenues, including revenues attributable to On Target Mapping. The increase in revenues in Europe was primarily due to strong software product sales in Germany and continued expansion in the data business in the United Kingdom. Asia-Pacific revenues decreased 2%, primarily due to lower revenues in Japan, partially offset by increases in Australia and China.

For the nine months ended June 30, 1999, revenues increased 22% to $53.2 million from $43.5 million in the same period in 1998. Data products accounted for $6.1 million or 63% of the overall revenue increase. The increase in data revenues was primarily attributed to an additional $2.2 million of revenue relating to the On Target Mapping acquisition, $1.3 million of incremental revenue from The Data Consultancy acquisition, and to the sales of new data products in the Americas. An increase in sales of the Company's software products accounted for 25% of the overall year-to-date revenue increase. On a geographic basis, revenues in the Americas increased by $5.6 million or 25%. This was achieved principally by 76% growth in data revenues (including revenues attributable to On Target Mapping). In Europe, revenues for the nine months increased $4.7 million or 35%, of which approximately 27% of the increase was attributable to The Data Consultancy. Asia-Pacific revenues declined by $660 thousand or 8% in the first nine months of fiscal 1999 compared to the same period in fiscal 1998. This decline resulted from lower revenues in Japan, partially offset by an increase in China revenues.

Cost of Revenues, Operating Expenses and Income Taxes
Cost of revenues as a percentage of revenues decreased to 20.0% in the third quarter of 1999 from 22.4% for the same period in 1998. As a result, the gross margin increased to 80.0% from 77.6%. The gross margin increase was primarily attributable to higher gross margin on services and improved gross margins on data products. For the nine months ending June 30, 1999, gross margin improved to 78.7% from 77.8% in 1998.

Research and development (R&D) expenses increased 11% over the prior year period to $2.8 million in the third quarter of 1999. For the nine months ended June 30, 1999, R&D expenses increased approximately $600 thousand or 7% compared to the same period last year. The increase for the quarter and year-to-date was primarily attributed to a 10% increase in headcount, inclusive of the December 1998 acquisition of On Target Mapping. As a percentage of revenues, R&D expenses declined to 14.7% in the third quarter of 1999 from 16.3% for the same period in 1998. For the first nine months of fiscal 1999, R&D expenses declined to 15.4% of revenues from 17.5% in 1998.

Selling and marketing (S&M) expenses increased 25% to $8.3 million in the third quarter of 1999 from $6.6 million for the same period in 1998. For the nine months ended June 30, 1999, selling and marketing expenses increased 21% to $22.8 million from $18.9 in the same period a year ago. The increase for the quarter and year-to-date was primarily attributable to a 15% headcount increase in the Americas sales and marketing organizations, a 20% headcount increase in the European sales organization, and a 20% increase in spending on marketing programs in the Americas. Such cost increases in the quarter and year-to-date period include the cost of supporting the Company's relationship with Oracle Corporation, as announced during the quarter. As a percentage of revenues, selling and marketing expenses for the third quarter of 1999 increased to 43.4% from 42.9% in the prior year. On a year-to-date basis, selling and marketing expenses decreased to 42.9% of revenues from 43.4% in 1998.

General and administrative (G&A) expenses increased 26% to $2.7 million in the third quarter of 1999 from $2.2 million for the same period a year ago. For the nine months ended June 30, 1999, G&A expenses increased 28% to $7.4 million from $5.8 million in 1998. The increase in G&A expenses for the third quarter and year-to-date was primarily due to a 15% increase in headcount to support expanded business operations, new MIS/Y2K initiatives and business development initiatives. Amortization of goodwill amounted to $297 thousand for the third quarter of fiscal 1999 and $750 thousand for the nine months ended June 30, 1999. For the third quarter of fiscal 1999, G&A expenses as a percentage of revenues increased to 14.3% as compared to 14.0% for the same period in 1998. For the nine months ended June 30, 1999, G&A expenses as a percentage of revenues increased to 13.9% from 13.3% in 1998.

The effective income tax rates for the nine months ended June 30, 1999 and 1998 were approximately 32.0% and 23.0%, respectively. The increase in the provision for income taxes was primarily attributable to an increase in the current year pre-tax operating income.

Financial Condition
The Company's cash and short-term investments totaled $25.2 million at June 30, 1999 compared to $28.9 million at September 30, 1998. At June 30, 1999, the Company's investment portfolio consisted primarily of short-term, liquid, tax-exempt and taxable securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 1999, and a $10 million credit facility with a bank that expires in January 2000. There were no outstanding borrowings under either facility at June 30, 1999.

Net cash generated from operating activities was $4.1 million for the nine months ended June 30, 1999 and $4.1 million for the corresponding prior year period. The cash generated from operating activities in the first nine months of 1999 was principally the result of net income ($2.8 million), and fluctuations in the working capital components. Net cash used for investing activities in the first nine months of 1999 was $13.1 million. Significant investing activities included $2.7 million of contingent payments related to the acquisition of The Data Consultancy; $2.2 million for the acquisition of On Target Mapping; $1.0 million for an investment in Three D Graphics, Inc.; $2.1 million in purchases of property and equipment; and $4.6 million in net purchases of short-term investments.

In February 1999, the Board of Directors authorized the Company to repurchase from time to time up to $5 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2000 unless discontinued earlier or extended by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During the nine months ended June 30, 1999, the Company repurchased 23,200 shares at a cost of $383 thousand under this program.

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

Pursuant to a letter agreement dated April 19, 1999, Object/FX was given the right to pre-pay the convertible debt and to repurchase the Company's equity interest at a premium to its purchase price, subject to Object/FX's consummation of additional financing. Additionally, the Company provided Object/FX with the right to rescind the Company's purchase option to acquire a majority interest in Object/FX Corporation in exchange for purchase warrants for 200,000 shares of common stock. On June 21, 1999, Object/FX issued to the Company a Common Stock Purchase Warrant for 200,000 shares of common stock which may be exercised on or before June 21, 2004, thus rescinding the Company's purchase option.

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

What the Company is Doing
The Company recognizes the need to take appropriate action so that its operations will not be adversely impacted by Year 2000 computer failures and has established a project team, consisting of specifically assigned employees, to address Year 2000 risks. The project team has coordinated the identification of all potential risk areas and is in the process of completing necessary changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems, operational systems and critical business processes. An appropriate program of assessment, remediation and testing products is complete. The assessment for internal systems is complete and the remediation and testing is nearing completion. The Company is also assessing the potential overall risks of the impending century change on its business partners, results of operations and financial position.

Status of Company Products
The Company's saleable products rely on software applications. The Company believes that such products are Year 2000 compliant, with the exception of certain retired products or products for which remediation versions are available. It should be noted that despite these efforts, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in additional costs to the Company.

Status of Internal Systems
The Company has completed the process of conducting a company-wide assessment of its internal computer systems and operations infrastructure to identify computer hardware, software, and process control systems that are not Year 2000 compliant. Based on this assessment, the Company believes that its order processing, principal accounting and production systems are Year 2000 compliant. Some systems have been remediated as a consequence of normal and previously planned business improvement and system replacement projects prior to 2000. Others systems, such as personal computers and office productivity software, have been remediated specifically for Year 2000 issues, in many cases through low cost or free upgrades provided by the product vendors. The Company believes that the majority of its business-critical computer systems are presently Year 2000 compliant and the remaining will be replaced, upgraded or modified prior to 2000.

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

Remediation Plans, Contingency Plans and Estimated Costs
The Company has completed its estimate of Year 2000 costs at this stage of the project, and expects to refine the estimate as testing and the remediation and contingency planning tasks are completed in the near term. It is estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $500,000 to $600,000 of which more than $310,000 has been expended to date. Much of the expenditures relating to the Company's Year 2000 efforts are expected to be capitalized and funded through operating cash flows. To the extent that equipment is deemed obsolete as a result of the Year 2000 issue, the applicable costs and accumulated depreciation will be removed from the accounts and the resulting loss, if any, will be recognized in the income statement.

The Company expects that some of its customers may be using older product versions that are not Year 2000 compliant. The Company has established a process and is encouraging such customers to migrate to compliant product versions. It is possible that the Company may experience increased expenses in upgrading these customers. Such amounts are not included in the estimates above.

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

During fiscal 1997 and 1998, the Company introduced a number of new products, including SpatialWare(R), TargetPro(TM), dbPlanner(TM), MapXsite(R), MapXtreme(TM) and MapInfo MapX(R). The Company's future success depends, in part, upon customer and market acceptance of these new products plus continued market acceptance of upgrades and new releases of MapInfo's core products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 46% of total Company revenues in the third quarter of fiscal 1999. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, risks associated with the introduction of the Euro and unexpected regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 31% of the Company's revenues were denominated in foreign currencies during the third quarter of fiscal 1999. Of the Company's international operations, the Asia-Pacific region represented 14% of total Company revenues in the third quarter of fiscal 1999. The Company's Asia-Pacific operations, in general, have been affected by the adverse macroeconomic conditions in Asia. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with distribution channels. The Company primarily markets and distributes its products in the Americas, Europe and Australia through the Company's telesales and outside sales force and through third party resellers. In Asia-Pacific, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

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

         None applicable.

MapInfo Corporation
Part II. Other Information
Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits.
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended June 30, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MAPINFO CORPORATION

Date:  August 13, 1999                         By: /s/ D. Joseph Gersuk
                                                   --------------------------
                                                   D. Joseph Gersuk,
                                                   Executive Vice President,
                                                   Finance, Chief Financial
                                                   Officer and Treasurer
                                                   (Principal Financial Officer)

Exhibit Index


Exhibit
Number      Description of Exhibit
-------     ----------------------

27          Financial Data Schedule