Form 10-K405
period 1999-09-30
MAPINFO CORP
filed 1999-12-01
CIK 916238

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         Commission File Number 0-23078
                               MAPINFO CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                        06-1166630
       State or other jurisdiction of                         I.R.S. Employer
       incorporation or organization)                       Identification No.)
                                 One Global View
                              Troy, New York 12180
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (518) 285-6000
                                 -------------------
        Securities Registered Pursuant to Section 12(b) of The Act: None

           Securities Registered Pursuant to Section 12(g) of The Act:
                     Common Stock, $.002 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $82,177,812 based on the closing price of the Common Stock on the Nasdaq National Market on November 1, 1999.

The number of shares outstanding of the registrant's common stock, $.002 par value per share as of November 1, 1999 was 5,767,755.

                       Documents Incorporated by Reference

Document Description                                                   10-K Part
--------------------                                                   ---------

Specifically Identified Portions of the Registrant's Proxy Statement
  for the 2000 Annual Meeting of Stockholders........................     III
================================================================================

PART I

ITEM 1.  BUSINESS

GENERAL

MapInfo Corporation (the "Company" or "MapInfo") designs, develops, markets, licenses, and supports software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products and services enable organizations to correlate, visualize, and analyze location-based information in their corporate databases and to deploy applications throughout their organizations. Enterprise applications using MapInfo's integrated suite of software and data products allow organizations to use location to transform information into better business intelligence.

MapInfo's business strategy emphasizes the development of enterprise applications that can be used by several departments in a customer's organization to improve core business processes. These applications are developed in partnership with MapInfo's value added resellers channel and industry partners and marketed through a worldwide network that comprises a direct sales force, a telemarketing group, value added resellers, and distributors. When deployed throughout organizations, MapInfo technology allows decision-makers to "see and analyze" their business and customer data; when used in Internet applications, they enable organizations to serve their customers directly and more efficiently.

MapInfo targets customers in five sectors whose business needs require spatial solutions. These include telecommunications, the public sector, financial services, retail, and utilities. In telecommunications, for example, customers employ MapInfo's spatial solutions to plan networks efficiently, reduce customer churn, improve services, and forecast demand. In the public sector, customers deploy MapInfo technology in Web-based applications to better manage municipal planning, emergency response, and public safety programs as well as communicate new services more effectively to the general public. In other service industries, such as financial services, retail and utilities, customers use MapInfo technology in site selection, resource allocation, customer relations, and sales and marketing.

An important development in enabling the Company to deliver enterprise applications to customers is the development and marketing agreement the Company signed with Oracle and announced in April 1999. In the year preceding the announcement, development teams from MapInfo and Oracle's service industries group worked side by side to integrate MapInfo spatial technology into Oracle's new Internet database, Oracle8i. When work was successfully completed, the companies jointly announced the availability of the new MapInfo/Oracle Spatial Internet Solution on Oracle8i. Both companies are focused on delivering the solution to joint customers in the commercial service industries and the public sector. In June of 1999, MapInfo announced the signing of a $2.1 million contract with Nextel Communications to implement an enterprise-wide MapInfo/Oracle solution. Several customers in the public sector followed, including FEMA (Federal Emergency Management Agency) and the New York Fire Department. In real estate, MapInfo also closed a major enterprise deal with Realty One, part of the Insignia Financial Group.

BACKGROUND

In today's competitive business environment, organizations are under constant competitive pressure to acquire and retain customers, reduce costs, and improve operating efficiencies. Having invested in vast databases, many businesses are turning to information technology to meet these challenges, yet in many cases organizations are overwhelmed by the vast amount of data available to them, or have difficulty accessing and organizing data to effectively make decisions. In order to meet their business goals and manage the information overload, many companies are re-engineering core business processes by turning to Web-based applications to deploy information to managers at all levels within their organizations easily and at low cost.

Applying location-based solutions to core business applications has become an increasingly important way to gain better business intelligence about customers and markets. A significant amount of all corporate data has a location component, such as an address, area code, or postal code. By maximizing the use of location components in their corporate data, customers of MapInfo are able to make meaningful decisions by seeing and analyzing patterns, relationships and trends not easily recognized with conventional analysis and reporting methods. This helps to improve customer relations and operational efficiencies and, hence, leads to business advantage.

PRODUCTS AND SERVICES

The Company offers a full range of software and data products and solutions for key markets in addition to services that include consulting, training, and technical support.

CORE PRODUCTS

o SOFTWARE PRODUCTS:
-- MapInfo Professional(R) Product Line
MapInfo Professional
MapInfo Professional is a full-featured, customizable mapping software package for businesses and analysts. It includes a wide range of data visualization, management and analysis tools, plus open database connectivity ("ODBC") to directly access corporate databases. It is compatible with Microsoft's object linking and embedding ("OLE") technology, allowing MapInfo maps to be easily integrated into other applications, and allows users to access and spatially analyze important corporate business and geographic data through integration with leading industry databases: Oracle8i, IBM DB2, Informix, and Sybase. MapInfo Professional can be customized for specific industry uses.

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

-- MapInfo MapXtreme(R) Product Line
MapInfo MapX(R)
MapInfo MapX is a robust object control ("OCX") component used by developers to embed mapping functionality into new and existing applications. Developers can work from within familiar object-oriented development environments such as Visual Basic(R), PowerBuilder(R), and Delphi(TM) to add a mapping object to an application. Leading third-party software providers, such as Seagate Software, Hummingbird Communications, Microsoft, IBM, Manugistics, and SPSS, have embedded MapX into their new applications. This enables users to access mapping functionality from familiar business software solutions.

MapInfo MapXtreme for Windows NT(R)
MapInfo MapXtreme for Windows NT is a mapping application server that allows developers to distribute mapping capability over the Internet and corporate intranets. This enables organizations to take advantage of the ubiquity and scalability of the Internet to deploy spatial information at low cost to many users throughout their organizations.

MapInfo MapXtreme Java(TM) Edition
MapInfo MapXtreme Java Edition is a universal deployment environment that enables customers to integrate mapping into their applications in any way they choose, as an OCX on the client side embedded in their existing applications: MapX on a Windows NT operating platform; on an NT Server in an intranet or Internet application: MapXtreme for Windows NT; or as a Java Bean on the client side or on a Java Server regardless of operating platform.

-- Enterprise Extenders
SpatialWare(R)
SpatialWare is MapInfo server technology that stores and manages complex spatial data along with traditional data types in corporate relational database servers for ISO SQL3-based spatial querying. With it, users are able to instantly incorporate mapping for visualization and analysis within enterprise applications and data warehouse environments to support business decisions. SpatialWare is available through our database partners as the Oracle8i Spatial Internet Solution, the Spatial DataBlade for Informix Dynamic Server, and IBM DB2 SpatialWare Extender.

o DATA and INFORMATION PRODUCTS:
The Company's Data and Information Products include a wide range of value-added MapInfo-branded products developed through partnerships with leading data providers worldwide. Through partnerships in the Americas such as with The Polk Company, and the acquisitions of The Data Consultancy in the United Kingdom and On Target Mapping in the United States, as well as partnerships in Europe, Asia and Australia, MapInfo offers high-value content data as well as mapping data, and data-centric applications. MapInfo-owned or licensed information products are engineered to be optimized in conjunction with MapInfo software to develop powerful business solutions for MapInfo customers.

-- Geocoding and Address Management Products
MapInfo's geocoding products assign correct latitude/longitude coordinates or appropriate national projection coordinates to database records so that data can be accurately displayed on a map and analyzed geographically. MapMarker(R)and MapMarker(R)Plus are geocoding, address matching and cleansing products marketed in the United States. The Company also offers geocoders for use in Europe and Australia. These geocoding products are available as a client or server-side product and some as an ActiveX/OCX and include a developer kit for creating customized geocoding solutions to fit into specific business processes, such as point-of-sale or demographic analysis applications.

In August 1999, MapInfo introduced MapMarker J Server, the first geocoding solution for developers working in Java environments. Developers can now integrate MapInfo's industry leading geocoding technology into any application regardless of operating platform. MapInfo also introduced the MapInfo(R) Geocoding Cartridge, the first geocoding cartridge for Oracle8i, enabling organizations to automate geocoding within the Oracle8i database.

-- Demographics and Segmentation Products
The Company, in partnership with The Polk Company in the United States and other data partners around the world, has a wide selection of demographic data products. Information relating to population, income, household expenditures, retail activity, employment, education, consumer trends, and lifestyle choices allows organizations to understand their customers better and make more informed business decisions.

-- Street Products
The Company offers a comprehensive set of high quality street products that include street maps, highways, water features, railroad tracks, bridges, feature points, and town boundaries. In addition to data for the Americas, street files are available for most countries in Europe, Asia and Australia.

-- Telecommunications Products
In December 1998, MapInfo acquired On Target Mapping, a strategic channel partner and a provider of telecom infrastructure databases and software for the U.S. market. This has expanded the Company's capability to develop and deliver industry-focused solutions for its telecommunications customers and deepen its penetration of this market.

o SOLUTIONS
Through the Company's alliance with Oracle, MapInfo and Oracle now offer the new MapInfo/Oracle Spatial Internet Solution on Oracle8i. MapInfo also offers solutions through its partners who incorporate MapInfo technology into their industry-specific solutions for end users. During the past two years, the Company, having developed an integrated suite of new software and data products designed for enterprise-wide applications, delivered new MapInfo solutions to market. These include MapInfo Coverage Locator(TM), CallingAreaInfo(TM), and TargetPro(TM) Telecom for the telecommunications industry, all of which were introduced this fiscal year. Through its agreement with its strategic partner Northwood Geoscience, Ltd., MapInfo jointly markets and sells deciBel Planner(TM) for MapInfo, a radio-frequency (RF) propagation solution for the telecommunications industry. MapInfo TargetPro(TM), a market analysis solution, was introduced in 1998. For European markets, MapInfo also offers Illumine(R) and Markets(R) for market analysis.

In response to customer requests for solutions already developed by its strategic partners, MapInfo signed channel partner agreements to deliver third-party solutions through its channel. This year, MapInfo signed an agreement with its channel partner, InterGis, to jointly develop and market Visual Control Room(R), a routing and logistics management solution, and with Public Safety Associates to market its CrimeWatch(R)solution, an easy-to-use crime analysis software package for law enforcement agencies.

A description of each solution follows:

o The MapInfo/Oracle Solution
-- Spatial Internet Solution on Oracle8i
The MapInfo/Oracle Spatial Internet Solution is a product suite plus data content for deploying Web-enabled location-based spatial applications on Oracle8i. It is the first complete non-proprietary, pure Java spatial solution for the Internet and includes Oracle8i, Oracle Spatial and MapInfo client and server-based software (MapXtreme, MapX, and MapInfo Professional), MapInfo commercial data and geocoding products.

o Solutions for Telecommunications
-- MapInfo Coverage Locator
MapInfo Coverage Locator is an Internet/intranet business solution that allows customer service representative to quickly pinpoint a caller's location and immediately relate that information to a service coverage area. Also, with Coverage Locator, the customer service representatives can locate, classify, and log a customer's service problem into a database for later analysis by engineering, planning, operations, and maintenance.

-- MapInfo CallingAreaInfo
The Company believes this is the only telecommunications software of its kind that defines and maps local calling plans (business and residential) available when calling out from or into a location in the United States. It enables users to examine the local calling plan for calls that originate from an Area Code (NPA) and Exchange (NXX).

-- deciBel Planner(R) for MapInfo
This is Windows-based radio frequency propagation modeling solution used by RF engineers to model radio frequency propagation, analyze multi-transmitter communication networks, compare propagation results to field tests, select tower locations, and distribute results via MapInfo Professional to other users in marketing, customer service and management who rely on geographic information.

-- TargetPro Telecom
This solution provides a wide range of demographic and industry-specific boundary data for telecommunications customers. The combination of demographic and Industry-specific data enables organizations to better understand the market potential of a given geographic area and to analyze the demographic profile of a customer database.

o Solutions for Customer Analysis
-- TargetPro
This solution provides precise market analyses based on demographic information. The TargetPro product was enhanced to include cluster analysis as a result of an October 1998 partnership with The Polk Company using Polk's demographic data and PSYTE Cluster System, a geo-demographic classification system, which profiles and predicts consumer behavior. With this enhancement, MapInfo now offers a complete segmentation and analysis solution.

-- ReportZone.com(TM)
This new online service, launched in September 1999, is the first in a series of online services to be rolled out as part of the Company's strategic move into the Application Service Provider (ASP) market. MapInfo's ReportZone.com is a subscription service that delivers demographic reports on U.S. neighborhoods with easy-to-read site maps for conducting effective market analysis.

o Third Party Solutions
-- Visual Control Room(R)
In partnership with InterGis, MapInfo markets Visual Control Room (VCR), a logistics management software that improves service-delivery efficiency while improving customer relations and support. VCR, powered by MapInfo MapX and MapMarker, offers a powerful visual multi-user interface, real time optimization of routes, automated voice response, extensive management reporting, and built-in importing and exporting capabilities.

-- CrimeWatch
MapInfo has entered into an agreement with its channel partner, Public Safety Associates (PSA), to market this crime analysis solution for law enforcement agencies. Powered by MapInfo MapX and MapMarker Plus, CrimeWatch is designed to meet police reporting and crime analysis requirements and assists in solving some of the problems plaguing crime analysis today.

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

Most of the Company's software products are developed internally. Internal development allows the Company to maintain close technical control over products in terms of enhancements and modifications based on customer needs, and allows the Company to create a family of products that provides natural migration paths for customers as their business information needs change.

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

The Company's direct sales and marketing organization is complemented by a network of corporate partners including resellers, system integrators, OEMs and distributors who purchase the Company's products at a discount for resale to endusers. These partners may provide training, consulting services, application development, customization, and data products to end-users. In Japan, Greater China and certain other countries outside the U.S. the Company has appointed master distributors. These master distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

The Company also has an established network of strategic alliances with leading database companies including Informix, Oracle, IBM and Microsoft. The Company conducts joint sales and marketing programs and/or has technology agreements with these companies to integrate mapping into their solutions and gain exposure to a wider range of potential customers.

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

The Company is focused on information discovery--that is, delivering products and solutions that help transform information into business advantage. In addition to desktop applications, the Company believes that organizations today are seeking more widespread deployment of critical business applications and are demanding Web-based solutions. The Company has successfully expanded its suite of products and solutions to meet this customer demand. Sales to the enterprise and Internet/intranet markets are directed to different decision-makers within customer organizations and require a variety of selling and marketing programs.

COMPETITION

The Company encounters competition in the US and foreign markets from various companies offering mapping software and data products. These competitors include Environmental Systems Research Institute, the GIS division of AutoDesk, the GIS division of Intergraph, Small World, Tactician and others. The Company may also face new competition from potential entrants into the mapping software and data markets and more focused competition from companies in related markets. Some of these companies may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Although the Company believes it has a technological advantage over many existing competitors in the mapping software markets, maintaining that advantage will require continued investment by the Company in research and development. There can be no assurance that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain such competitive advantage.

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

INTELLECTUAL PROPERTY

The Company regards its software and data products as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability and experience of the Company's personnel, MapInfo name recognition and ongoing product development and support.

The Company supplies MapInfo software products primarily under shrinkwrap licenses. Shrinkwrap licenses are not negotiated with or signed by individual licensees and take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the license program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Accordingly, the Company supplies its MapInfo products using a hardware access key in many countries. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

MapInfo, MapInfo Professional, MapMarker, MapInfo MapXtreme, SpatialWare, MapInfo MapX, MapBasic and the MI Rainbow Logo are registered trademarks or service marks of MapInfo Corporation in the United States and in certain foreign jurisdictions. Illumine and Markets are registered trademarks of MapInfo Corporation in the United Kingdom. TargetPro, MapInfo Coverage Locator, CallingAreaInfo and Reportzone.com are trademarks of MapInfo Corporation. All other marks are the property of their respective holders.

EMPLOYEES

At September 30, 1999, the Company had 466 full-time employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each present executive officer of the Company, (ii) the position(s) presently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer         Age      Position
-----------------        ----      --------
Michael D. Marvin         53       Chairman of the Board
John C. Cavalier          60       President and Chief Executive Officer
John F. Haller            35       Vice President, Chief Technology Officer and
                                   Secretary
D. Joseph Gersuk          49       Executive Vice President, Treasurer and Chief
                                   Financial Officer
Mark P. Cattini           38       Vice President and General Manager,
                                            Americas/European Sales
George C. Moon            48       Vice President - Engineering

Mr. Marvin has served as Chairman of the Board since 1992 and served as acting President and Chief Executive Officer from September 1, 1996, upon the announced resignation of the Company's former President and Chief Executive Officer, to November 1, 1996. From 1987 to 1992, Mr. Marvin served as Chief Executive Officer of the Company. Mr. Marvin is a partner in Exponential Business Development Co., a seed capital company. He is a director of various private companies. He is also a founder of The Capital Region Software Alliance. Mr. Marvin served as President and Chief Executive Officer of LearnLinc Corporation (previously Interactive Learning International Corp.), a developer of online learning software from February 1998 to June of 1999 and now serves as Vice Chairman.

Mr. Cavalier has served as President and Chief Executive Officer since
November 1, 1996. From January 1993 to September 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. Mr. Cavalier is a director of Focus Enhancements Incorporated.

Mr. Haller, a founder of the Company, has served as Vice President, Chief Technology Officer and Secretary since April 1997. Mr. Haller previously served as Vice President - Technology and Secretary of the Company since the Company's inception in 1986 until April 1997, except during a leave of absence from March 1996 to June 1996. Mr. Haller resigned as Secretary of the Company in November 1999 and has indicated that he will resign as a director and officer of the Company effective December 31, 1999.

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

Mr. Cattini has served as Group Vice President and General Manager, Americas/European Sales since December 1998. He had served as Vice President, Sales - The Americas from November 1997 to December 1998. From October 1995 to October 1997, he served as General Manager for the Company's United Kingdom and West EAME (Europe, Africa and the Middle East) operations. From August 1987 to October 1995, he held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager.

Mr. Moon has served as Vice President - Engineering since July 1997. From April 1997 to July 1997, he served as Director of Software Development for the SpatialWare business of the Company. Previously he served as Director of Research and Development for the Spatial Technology Program of Unisys Corporation, a systems integration company, from November 1994 to March 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock during the fiscal years ended September 30, 1998 and 1999.

                                                     1998
                                            ---------------------
         Period                               High          Low
                                            -------       -------
         First Quarter                      $14.25        $ 8.375
         Second Quarter                     $13.438       $10.563
         Third Quarter                      $13.438       $10.00
         Fourth Quarter                     $13.25        $ 9.75

                                                     1999
                                            ---------------------
         Period                               High          Low
                                            -------       -------
         First Quarter                      $17.25        $ 9.188
         Second Quarter                     $16.563       $13.25
         Third Quarter                      $21.75        $12.813
         Fourth Quarter                     $23.438       $18.625

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company does not anticipate paying cash dividends in the foreseeable future.

The approximate number of holders of record of the Company's Common Stock at November 1, 1999 was 424. This number does not include stockholders for whom shares were held in nominee or "street" name.

ITEM 6.           SELECTED FINANCIAL DATA


                                                Years ended September 30,
                                  ----------------------------------------------------
                                     1999       1998      1997       1996      1995
                                  ---------  --------- ---------  ---------  ---------
                                              (in thousands, except earnings per share)
Income Statement data:
Net revenues                       $74,356    $60,603   $47,393    $41,532    $40,041
Cost of revenues                    15,642     13,573     9,737      9,360      7,725
                                  ---------  --------- ---------  ---------  ---------
     Gross profit                   58,714     47,030    37,656     32,172     32,316
                                  ---------  --------- ---------  ---------  ---------
Operating expenses:
  Research and development          11,253     10,231     9,020      6,984      5,752
  Selling and marketing             31,538     25,606    22,864     19,565     17,541
  General and administrative        10,193      8,019     7,036      5,688      4,749
                                  ---------  --------- ---------  ---------  ---------
     Total operating expenses       52,984     43,856    38,920     32,237     28,042
                                  ---------  --------- ---------  ---------  ---------
     Operating income (loss)         5,730      3,174   (1,264)       (65)      4,274
Other income, net                      978      1,150       931        975      1,035
                                  ---------  --------- ---------  ---------  ---------
     Income (loss) before
      provision for income taxes     6,708      4,324     (333)        910      5,309
Provision for (benefit from)
     income taxes                    2,198      1,143     (338)        203      1,513
                                  ---------   --------  --------  ---------  ---------
     Net income                     $4,510     $3,181      $  5      $ 707    $ 3,796
                                  =========   ========  ========  =========  =========


Earnings per share:
    Basic                           $ 0.79     $ 0.55    $ 0.00     $ 0.12      $ 0.68
    Diluted                         $ 0.75     $ 0.54    $ 0.00     $ 0.12      $ 0.65

Weighted average shares outstanding:
    Basic                            5,740      5,827     5,822      5,691       5,561
    Diluted                          6,047      5,935     5,913      5,865       5,841

Consolidated Balance Sheet data:
 Total assets                      $66,799    $59,531   $51,042    $49,091     $46,422
 Long-term obligations, less
   current portion                 $     -       $  -      $  -      $  17       $  95


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

RESULTS OF OPERATIONS FOR 1999, 1998 AND 1997

          NET REVENUES
          (Dollars in thousands)

                                1999     Change     1998     Change     1997
--------------------------------------------------------------------------------
Software and data products      $ 68,169    21%   $ 56,154    31%   $ 42,968
Services                           6,187    39%      4,449     1%      4,425
--------------------------------------------------------------------------------
     Net revenues               $ 74,356    23%   $ 60,603    28%   $ 47,393
--------------------------------------------------------------------------------

In 1999, revenues increased $13.8 million or 23% to $74.4 million. Approximately $8.9 million of the increase was attributable to increased unit sales of data products. The strong growth in data revenues resulted from $3.0 million of revenues from the December 1998 acquisition of On Target Mapping (discussed below); a $1.0 million increase in revenues from The Data Consultancy (discussed below); and increased demand for the Company's data products in the Americas and Australia. Software revenues increased by $3.2 million, and services revenue increased by $1.7 million and reflects a 39% increase over the prior year services revenue. This is mainly the result of higher revenue production from the consulting and developer services groups in the Americas and Europe. On a geographic basis, revenues increased approximately 30% in the Americas and 27% in Europe. Asia-Pacific revenues decreased 9%, primarily due to lower revenues from Japan, partially offset by increases in China and Australia revenues.

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

The Americas represented 54%, 51% and 50% of Company revenues in 1999, 1998 and 1997, respectively. Europe represented 33%, 32% and 28% and Asia-Pacific represented 13%, 17% and 22% of Company revenues in 1999, 1998 and 1997, respectively.

The Company's operating results are affected by exchange rates. Approximately 31%, 31% and 27% of the Company's revenues were denominated in foreign currencies in 1999, 1998 and 1997, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


         COST OF REVENUES
         (Dollars in thousands)


                                 1999      Change     1998     Change     1997
--------------------------------------------------------------------------------
Cost of revenues              $ 15,642       15%   $ 13,573      39%   $  9,737
Percentage of net revenues       21.0%                22.4%               20.5%
--------------------------------------------------------------------------------

Cost of revenues as a percentage of net revenues decreased by 1.4 percentage points in 1999. As a result, the gross profit margin increased to 79.0% in 1999 from 77.6% in 1998. The gross profit margin increase was primarily attributable to improved gross profit margin on data product sales due to a shift from selling third party products to selling the Company's own products. In addition, gross profit margin on services also improved due to increased utilization of consulting and developer services in revenue contracts. Cost of revenues as a percentage of net revenues increased in 1998 primarily due to an increased percentage of revenues from data products, including the effect of The Data Consultancy acquisition, which increased cost of revenues by 2 percentage points in 1998.

         OPERATING EXPENSES
         (Dollars in thousands)

                                1999       Change     1998     Change     1997
--------------------------------------------------------------------------------
Research and development      $11,253        10%    $10,231      13%     $ 9,020
Percentage of  net revenues     15.1%                 16.9%                19.0%
--------------------------------------------------------------------------------
Selling and marketing         $31,538        23%    $25,606      12%     $22,864
Percentage of net revenues      42.4%                 42.3%                48.2%
--------------------------------------------------------------------------------
General and administrative    $10,193        27%    $ 8,019      14%     $ 7,036
Percentage of net revenues      13.7%                 13.2%                14.8%
--------------------------------------------------------------------------------


RESEARCH AND DEVELOPMENT. In 1999, research and development (R&D) expenses increased $1.0 million or 10% over 1998. The increase was primarily attributed to a 10% increase in headcount and to higher compensation costs. In 1998, R&D expenses increased $1.2 million or 13% over 1997. The increase in R&D expenses in 1998 was primarily attributed to increased headcount from the acquisition of SpatialWare technology and The Data Consultancy. Excluding the effect of the acquisitions, R&D expenses reflected a slight decrease from 1997. Research and development headcount increased from 97 at the end of fiscal 1997 to 110 at the end of fiscal 1998 and to 123 at the end of fiscal 1999. As a percentage of net revenues, R&D expenses declined to 15.1% in 1999 from 16.9% in 1998. Capitalized product development costs were $615 thousand, $438 thousand, and $183 thousand (exclusive of additional capitalized product development costs resulting from the purchase of SpatialWare technology) in 1999, 1998 and 1997, respectively. These amounts represented 2%, 4% and 3% of total research and development costs in 1999, 1998 and 1997, respectively.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $5.9 million or 23% in 1999. The increase in selling and marketing expenses was primarily due to a 15% increase in sales and marketing headcount and a 28% increase in spending on marketing programs in the Americas. The increases in headcount and program spending relate to increased sales and product management activities in the Americas, including those in support of the Company's relationship with Oracle Corporation, and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

significant increases in sales and marketing activities throughout the Asia/Pacific region. Selling and marketing expenses increased approximately $2.7 million or 12% in 1998. The increase in selling and marketing expenses in 1998 was primarily attributable to a 35% increase in selling and marketing headcount in Europe to support expanded operations, including the acquisition of The Data Consultancy. Sales and marketing headcount increased from 146 at the end of 1997 to 170 at the end of 1998 to 195 at the end of 1999. As a percentage of net revenues, selling and marketing expenses increased slightly to 42.4% in 1999 from 42.3% in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses increased approximately $2.2 million or 27% in 1999. The increase in G&A expenses was primarily due to a 8% increase in headcount to support expanded operations in Europe, additional MIS headcount, Y2K initiatives throughout the Company, and business development initiatives. In addition, approximately $600 thousand of the increase is due to additional amortization expense as a result of the acquisitions of The Data Consultancy and On Target Mapping. Non-cash amortization of intangible assets including goodwill amounted to $1.1 million in 1999 as compared to approximately $500 thousand in 1998. General and administrative expenses increased approximately $1.0 million or 14% in 1998. The increase in G&A expenses in 1998 was primarily due to The Data Consultancy acquisition and associated amortization of intangibles (approximately $645 thousand) as well as an increase in European G&A expenses to support growing operations. Excluding the effects of The Data Consultancy acquisition, G&A expenses for the fiscal year 1998 increased 5% over prior year. As a percentage of net revenues, G&A expenses increased slightly to 13.7% in 1999 from 13.2% in 1998.

           OTHER INCOME, NET
           (Dollars in thousands)

                        1999    Change       1998      Change           1997
-------------------------------------------------------------------------------
Other income, net    $   978    -15%     $  1,150        24%         $   931
-------------------------------------------------------------------------------

Other income consisted mainly of interest income of $1,209 thousand, $1,506 thousand and $1,357 thousand in 1999, 1998 and 1997, respectively. Interest income was derived from investment activities. Interest income was offset by foreign currency losses and other expenses, net totaling $231 thousand, $356 thousand and $426 thousand in 1999, 1998 and 1997, respectively.

            PROVISION FOR (BENEFIT FROM) INCOME TAXES
            (Dollars in thousands)

                                1999      Change     1998      Change      1997
--------------------------------------------------------------------------------
Provision for income taxes   $  2,198       92%   $  1,143      >100%   $  (338)
Effective tax rate              32.8%                26.4%               -101.5%
--------------------------------------------------------------------------------

The increase in the 1999 provision for income taxes versus 1998 was primarily attributable to an increase in the pre-tax operating income. The increase in the 1998 provision for income taxes was primarily attributable to an increase in the pre-tax income and the increase in taxable investment income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION

The Company's cash and short-term investments totaled $28.9 million at September 30, 1999, and represented 43% of total assets. The portfolio is invested primarily in short-term, marketable securities. MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 1999. The Company also has a $10 million line of credit with a bank that expires in January 2000. The Company anticipates that the credit facility and the line of credit will be renewed upon expiration for a one-year period on substantially the same terms. There were no outstanding borrowings under either facility at September 30, 1999 or 1998.

In February 1999, the Board of Directors authorized the Company to repurchase from time to time up to $5 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2000 unless discontinued earlier. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. During 1999, purchases under the program amounted to 90,000 shares for $1.8 million at an average purchase price of $19.68 per share.

Net cash flow from operating activities was $8.8 million in fiscal 1999, compared to $6.8 million in 1998. Net cash flow from operating activities in 1999 included net income of $4.5 million and depreciation and amortization of $4.8 million, partially offset by increases in working capital. Net cash used for investing activities of $15.7 million included $2.2 million for the acquisition of On Target Mapping, $2.9 million of performance based earn-out consideration for the acquisition of The Data Consultancy, $3.3 million for purchases of computer equipment and property and $6.8 million in net purchases of short-term investments. Net cash used for financing activities was $0.1 million and consisted primarily of $1.8 million of repurchased shares of common stock offset by $1.4 million of proceeds from the exercise of stock options and share issuances under the Company's Employee Stock Purchase Plan.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

THE ON TARGET COMMUNICATIONS, INC. ACQUISITION

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for large telecommunications providers. The purchase price was approximately $2.2 million in cash, net of cash acquired. In addition, the Company may be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included On Target Mapping's results of operations in the financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

THE DATA CONSULTANCY ACQUISITION

Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $5.4 million, consisting of $5.0 million in cash (of which $2.9 million was paid in 1999) and $400 thousand in the Company's common stock. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years.

INVESTMENT IN THREE D GRAPHICS

On October 21, 1998, the Company invested approximately $1 million in Three D Graphics, Inc., a California software company, under a five-year Convertible Promissory Note (the "Note"). The Note bears interest at 10% per annum, payable on a quarterly basis. The Company has the option, at any time prior to October 21, 2003, to convert the outstanding principal amount of the Note into 20% of the then issued and outstanding shares of capital stock of Three D Graphics, Inc. As part of the agreement, the Company also received an option to purchase, on or before October 2, 1999, a majority of the shares of capital stock of Three D Graphics, Inc. The Company did not exercise this option. In addition, under a Technology License Agreement, the Company received a license to bundle Three D Graphics technology with MapInfo's products for a period of five years.

INVESTMENT IN OBJECT/FX CORPORATION

Pursuant to a Purchase Agreement dated April 3, 1998, the Company invested
$1.1 million in the form of convertible debt and a preferred stock investment in Object/FX Corporation, a Minnesota company engaged in the development and sale of Java mapping technology. In September 1999, Object/FX exercised its right to pre-pay the convertible debt and to repurchase the Company's equity interest at a premium. Accordingly, the Company recorded a gain of $262 thousand in the fourth quarter of fiscal year 1999 related to the redemption of the convertible debt and preferred stock investments. The gain is included in the caption "Other Income, net" in the Consolidated Income Statements.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

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

WHAT THE COMPANY IS DOING

The Company recognizes the need to take appropriate action so that its operations will not be adversely impacted by Year 2000 computer failures and has established a project team, consisting of specifically assigned employees, to address Year 2000 risks. The project team has coordinated the identification of potential risk areas and is in the process of completing necessary changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems, operational systems and critical business processes. The assessment for internal systems is complete and the remediation and testing is nearing completion. The Company is also assessing the potential overall risks of the impending century change on its business partners, results of operations and financial position.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

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

REMEDIATION PLANS, CONTINGENCY PLANS AND ESTIMATED COSTS

The Company has completed its estimate of Year 2000 costs at this stage of the project, and expects to refine the estimate as testing and the remediation and contingency planning tasks are completed in the near term. It is estimated that the aggregate cost of the Company's Year 2000 efforts will be less than $700,000 of which approximately $600,000 has been expended to date. Much of the expenditures relating to the Company's Year 2000 efforts have been capitalized and funded through operating cash flows. To the extent that equipment is deemed obsolete as a result of the Year 2000 issue, the applicable costs and accumulated depreciation will be removed from the accounts and the resulting loss, if any, will be recognized in the income statement.

The Company expects that some of its customers may be using older product versions that are not Year 2000 compliant. The Company has established a process and is encouraging such customers to migrate to compliant product versions. It is possible that the Company may experience increased expenses in upgrading these customers. Such amounts are not included in the estimates above.

The Company expects to complete its Year 2000 project during calendar 1999. Based on currently available information and remediation plans, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. While certain IT projects of the Company have been deferred, the Company believes deferral of these projects will not have a material impact on the Company. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software, third-party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenario would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) delays in shipping the Company's saleable products. The Company is in the process of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

developing a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, as anticipated, in a timely manner.

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

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including SpatialWare, TargetPro, dbPlanner, MapXsite, MapXtreme and MapX. The Company's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues outside the Americas represented approximately 46% of total Company revenues in fiscal 1999. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 31% of the Company's revenues were denominated in foreign currencies during 1999. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

PRICES. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on the Company's business and results of operations.

INTELLECTUAL PROPERTY RIGHTS. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products, reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrinkwrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

COST OF REVENUES. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, and services revenues, as well as with the distribution channel mix. Changes in the revenue mix, as well as the distribution model, may affect cost of revenues as a percentage of net revenues in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

EXPANSION TO ENTERPRISE MARKET. The Company has historically marketed its products primarily in the desktop mapping market. The Company has recently expanded its product offerings beyond the desktop market to the enterprise and Internet/intranet markets. Sales to the enterprise and Internet/intranet markets are directed to different decision-makers within customer organizations and require different selling and marketing programs than are used in the desktop market. The failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

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

POTENTIAL VOLATILITY OF STOCK PRICE. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies. Factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software industry and conditions in the financial markets could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS. The Company primarily markets and distributes its products in North America, Europe and Australia through the Company's telesales, outside sales force and through third party resellers. In the Asia-Pacific, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. The Company has limited control over resellers and distributors that are not employees of the Company. There can be no assurance that the Company will be able to retain its current resellers and distributors, that its resellers and distributors will perform to the Company's expectations, or that the Company will be able to expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RELIANCE ON ATTRACTING AND RETAINING KEY EMPLOYEES. The Company's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

For risks related to the Year 2000 problem, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".

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

                                          Fiscal Year 1999 Quarter Ended              Fiscal Year 1998 Quarter Ended
                                     ------------------------------------------  ------------------------------------------
                                      Dec. 31,  Mar. 31,   June 30,  Sept. 30,   Dec. 31,   Mar. 31,  June 30,  Sept. 30,
                                        1998      1999       1999      1999        1997       1998      1998       1998
                                     ------------------------------------------  ------------------------------------------
Net revenues                           $ 16,145  $ 18,028   $ 19,012  $ 21,171    $ 13,145   $ 14,897  $ 15,451   $ 17,110
Cost of revenue                           3,560     3,943      3,801     4,338       2,854      3,350     3,454      3,915
                                     ------------------------------------------  ------------------------------------------
  Gross profit                           12,585    14,085     15,211    16,833      10,291     11,547    11,997     13,195

Operating expenses                       11,975    12,684     13,774    14,551      10,189     10,767    11,316     11,584
                                     ------------------------------------------  ------------------------------------------

  Operating income                          610     1,401      1,437     2,282         102        780       681      1,611
Other income, net                           258       183        221       316         278        201       425        246
                                     ------------------------------------------  ------------------------------------------

  Income before taxes                       868     1,584      1,658     2,598         380        981     1,106      1,857
Provision for income taxes                  260       524        531       883          76        217       275        575
                                     -----------------------------------------   ------------------------------------------
  Net income                             $  608   $ 1,060    $ 1,127   $ 1,715      $  304     $  764    $  831    $ 1,282
                                     ==========================================  ==========================================


Earnings per share:
  Basic                                  $ 0.11    $ 0.19     $ 0.20    $ 0.30        $ 0.05     $ 0.13    $ 0.14     $ 0.22
  Diluted                                $ 0.10    $ 0.18     $ 0.19    $ 0.28        $ 0.05     $ 0.13    $ 0.14     $ 0.22

Weighted average shares outstanding:
  Basic                                   5,710     5,722      5,767     5,761         5,897      5,856     5,836      5,720
  Diluted                                 5,902     5,981      6,090     6,185         5,985      5,991     5,955      5,825


                               MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1999

                                     ITEM 8

                              FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Financial Statements included in Item 8:

                   Index To Consolidated Financial Statements


                                                                            Page
Report of Independent Accountants                                             26


Consolidated Income Statements for the years ended
  September 30, 1999, 1998 and 1997                                           27


Consolidated Balance Sheets as of September 30, 1999 and 1998                 28


Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1999, 1998 and 1997                                           29


Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997                                           30


Notes to Consolidated Financial Statements                                    31


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Maplnfo Corporation and Subsidiaries:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP

Albany, New York
October 28, 1999

                      MAPINFO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS


                                                             Years Ended September 30,
                                                       -------------------------------------
                                                          1999         1998         1997
                                                       -----------  -----------  -----------
                                                     (In thousands, except earnings per share)
Net revenues:
  Products                                                $68,169      $56,154      $42,968
  Services                                                  6,187        4,449        4,425
                                                       -----------  -----------  -----------
    Total net revenues                                     74,356       60,603       47,393

Cost of revenues                                           15,642       13,573        9,737
                                                       -----------  -----------  -----------
    Gross profit                                           58,714       47,030       37,656
                                                       -----------  -----------  -----------

Operating expenses:
  Research and development                                 11,253       10,231        9,020
  Selling and marketing                                    31,538       25,606       22,864
  General and administrative                               10,193        8,019        7,036
                                                       -----------  -----------  -----------
    Total operating expenses                               52,984       43,856       38,920
                                                       -----------  -----------  -----------
    Operating income (loss)                                 5,730        3,174       (1,264)
Other income, net                                             978        1,150          931
                                                       -----------  -----------  -----------
    Income (loss) before provision for income taxes         6,708        4,324        (333)
Provision for (benefit from) income taxes                   2,198        1,143        (338)
                                                       -----------  -----------  -----------
    Net income                                            $ 4,510      $ 3,181        $   5
                                                       ===========  ===========  ===========

Earnings per share:
  Basic                                                   $  0.79      $  0.55      $  0.00
  Diluted                                                 $  0.75      $  0.54      $  0.00

Weighted average shares outstanding:
  Basic                                                     5,740        5,827        5,822
  Diluted                                                   6,047        5,935        5,913


                             See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,
                                                                    ------------------------
                                                                        1999        1998
                                                                    -----------  -----------
                                                                    (Dollars in thousands,
                                                                     except share data)
Assets
Current Assets:
    Cash and cash equivalents                                         $  8,996     $ 15,886
    Short-term investments, at amortized cost                           19,865       13,037
    Accounts receivable, less allowance of $1,686 at
      September 30, 1999 and $1,772 at September 30, 1998               19,379       15,224
    Inventories                                                            506          601
    Other current assets                                                 2,814        1,971
    Deferred income taxes                                                  894          734
                                                                    -----------  -----------
       Total current assets                                             52,454       47,453
Property and equipment - net                                             4,851        4,430
Product development costs - net                                          1,202        1,272
Deferred income taxes                                                    1,157        1,369
Intangible assets - net                                                  5,426        3,458
Investments and other assets                                             1,709        1,549
                                                                    -----------  -----------
       Total assets                                                   $ 66,799     $ 59,531
                                                                    ===========  ===========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                  $  2,621     $  2,200
    Accrued liabilities                                                 11,102       10,522
    Deferred revenue                                                     4,915        3,781
    Income taxes payable                                                 1,996          992
                                                                    -----------  -----------
       Total current liabilities                                        20,634       17,495
Deferred revenue, long term                                                361          322
                                                                    -----------  -----------
       Total liabilities                                                20,995       17,817
                                                                    -----------  -----------

Commitments and Contingencies

Stockholders' Equity:
    Common stock, $.002 par value; 25,000,000 shares authorized;
      5,963,197 shares issued in 1999 and 1998
                                                                            12           12
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued
                                                                             -            -
    Paid-in capital                                                     30,738       31,046
    Retained earnings                                                   18,243       13,733
    Accumulated other comprehensive income                                (178)          95
                                                                    -----------  -----------
                                                                        48,815       44,886
    Less treasury stock, at cost,
      199,317 shares in 1999 and 258,174 shares in 1998                  3,011        3,172
                                                                    -----------  -----------
       Total stockholders' equity                                       45,804       41,714
                                                                    -----------  -----------
       Total liabilities and stockholders' equity                     $ 66,799     $ 59,531
                                                                    ===========  ===========

                             See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                                        Common Stock
                                                            and
                                                         Additional
                                              Common      Paid-in                  Accumulated
                                               Stock      Capital                      Other          Treasury Stock      Total
                                           -------------------------   Retained    Comprehensive    ------------------ Stockholders'
                                              Shares      Amount       Earnings       Income         Shares    Amount     Equity
                                           -----------------------------------------------------------------------------------------
                                                                     (Dollars in thousands, except share data)
Balance, September 30, 1996                  5,774,980   $ 29,836     $ 10,547       $    13          2,000    $   1      $  40,395
    Net income                                       -          -            5             -              -        -              5
    Foreign currency translation
     adjustment                                      -          -            -             2              -        -              2
                                                                                                                         ----------
    Comprehensive income                                                                                                          7
    Exercise of options and sale of stock
     under the Employee Stock Purchase Plan    144,339        765            -             -              -        -            765
    Tax benefit from option exercises                -        206            -             -              -        -            206
    Purchase of treasury stock                       -          -            -             -         80,000      878            878
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 1997                  5,919,319     30,807       10,552            15         82,000      879         40,495
    Net income                                       -          -        3,181             -              -        -          3,181
    Foreign currency translation
     adjustment                                      -          -            -            80              -        -             80
                                                                                                                         ----------
    Comprehensive income                                                                                                      3,261
    Exercise of options and sale of stock
     under the Employee Stock Purchase Plan     43,878         54            -             -       (97,094)    (969)          1,023
    Treasury shares issued for acquisition           -         96            -             -       (31,332)    (324)            420
    Tax benefit from option exercises                -        101            -             -              -        -            101
    Purchase of treasury stock                       -          -            -             -        304,600    3,586          3,586
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 1998                  5,963,197     31,058       13,733            95        258,174    3,172         41,714
    Net income                                       -          -        4,510             -              -        -          4,510
    Foreign currency translation
     adjustment                                      -          -            -         (273)              -        -          (273)
                                                                                                                         ----------
    Comprehensive income                                                                                                      4,237
    Exercise of options and sale of stock
     under the Employee Stock Purchase Plan          -      (494)            -             -      (148,857)  (1,932)          1,438
    Tax benefit from option exercises                -        186            -             -              -        -            186
    Purchase of treasury stock                       -          -            -             -         90,000    1,771          1,771
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 1999                  5,963,197   $ 30,750     $ 18,243       $   (178)      199,317   $3,011      $  45,804
                                           ========================================================================================


                             See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Years Ended September 30,
                                                                      --------------------------------------
                                                                         1999          1998         1997
                                                                      -----------   -----------  -----------
                                                                               (Dollars in thousands)
Cash flows from (used for) operating activities
  Net income                                                             $ 4,510      $ 3,181        $   5
  Depreciation and amortization                                            4,763        4,314        4,377
  Allowance for doubtful accounts, sales returns and inventory             (107)          512           18
  Provision for deferred income taxes                                         29        (288)        (585)
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                                  (3,885)      (5,697)      (1,691)
    Inventories                                                              130          253          126
    Other assets                                                         (1,411)        (280)        (676)
    Accounts payable and accrued liabilities                               3,011        2,948          768
    Deferred revenue                                                         791        1,500        1,043
    Income taxes                                                           1,017          331          117
                                                                      -----------  -----------  -----------
               Net cash from operating activities                          8,848        6,774        3,502
                                                                      -----------  -----------  -----------
Cash flows from (used for) investing activities
  Additions to property and equipment                                    (3,309)      (2,884)      (2,369)
  Capitalized product development costs                                    (621)        (438)        (183)
  Acquisitions of businesses and technology                              (5,099)      (2,088)      (1,590)
  Short-term investments, net                                            (6,828)      (6,537)      (1,705)
  Other investments                                                          187      (1,171)            -
                                                                      -----------  -----------  -----------
                Net cash used for investing activities                  (15,670)     (13,118)      (5,847)
                                                                      -----------  -----------  -----------
Cash flows from (used for) financing activities
  Payments on notes payable, long term debt and capital leases                 -            -         (95)
  Repurchase of common stock for treasury                                (1,771)      (3,586)        (878)
  Proceeds from exercise of stock options and ESPP purchases               1,439        1,023          765
  Tax benefit from option exercises                                          186          101          206
                                                                      -----------  -----------  -----------
                Net cash used for financing activities                     (146)      (2,462)           (2)
                                                                      -----------  -----------  -----------
Effect of exchange rates on cash and cash equivalents                         78         (19)          (46)
                                                                      -----------  -----------  -----------
                Net change in cash and cash equivalents                  (6,890)      (8,825)      (2,393)

Cash and cash equivalents, beginning of period                            15,886       24,711       27,104
                                                                      -----------  -----------  -----------
Cash and cash equivalents, end of period                                 $ 8,996     $ 15,886     $ 24,711
                                                                      ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                                 $   -        $   -        $   -
  Income taxes                                                               841          661          173

                             See accompanying notes.

                      MAPINFO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)


1.       Summary of Significant Accounting Policies

NATURE OF OPERATIONS
MapInfo designs, develops, markets, licenses and supports software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 58 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

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

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (in thousands, except share data)


1. Summary of Significant Accounting Policies (continued)

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

REVENUE RECOGNITION
The Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition" in the first quarter of fiscal year 1999 and its adoption had no material impact on the Company's operating results or financial position.

PRODUCT REVENUE: Revenue from software and data product licenses and technology development fees is recognized upon the later of shipment of product or completion of significant obligations to customers, provided collectibility of the resulting receivable is probable.

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

POSTCONTRACT CUSTOMER SUPPORT (PCS): PCS, inclusive of technical support and maintenance, may be bundled with an initial licensing fee or sold separately. In either case, the fair value of the PCS arrangement is recognized ratably over the term of the agreement, generally over a one to two year period, provided collectibility of the resulting receivable is probable.

SERVICES REVENUE: Revenue from services such as training and consulting are recognized as the services are performed, provided collectibility of the resulting receivable is probable.

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


1.  Summary of Significant Accounting Policies (continued)

RESERVE FOR RETURNS
The Company as a matter of policy provides the buyer the right to return certain products within a stated period ranging from 30-60 days, for a refund of the purchase price or replacement of the product. Accordingly, the Company accrues for estimated future returns.

ADVERTISING COSTS
The Company expenses all advertising costs as they are incurred.

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

COMPUTATION OF EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings Per Share", earnings per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Diluted common equivalent shares consist of stock options using the treasury stock method.

SEGMENT INFORMATION
In 1999, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Under the new standard the Company is required to use the "management" approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments.

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


1.  Summary of Significant Accounting Policies (continued)

COMPREHENSIVE INCOME
In the first quarter of fiscal 1999, the Company adopted SFAS No. 130 - "Reporting Comprehensive Income." Under SFAS 130 the Company is required to report comprehensive income, which includes the Company's net income, as well as changes in equity from other sources. In the Company's case, the other changes in equity included in comprehensive income are comprised of the foreign currency cumulative translation adjustment.

RECENT ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1998 and 1997 amounts to conform with the 1999 presentation.

2.       Short-term Investments

At September 30, short-term investments consist of the following:


                                       1999                              1998
                            ------------------------------   ------------------------------
                             Amortized       Aggregate        Amortized       Aggregate
Type of Investment              Cost        market value         Cost        market value
------------------         -------------  ---------------   -------------  ---------------
   Municipal bonds               $10,619         $ 10,616         $ 4,000         $  4,000
   Commercial paper                9,246            9,247           9,032            9,027
   Government bonds                    -                -               5                5
                            -------------  ---------------   -------------  ---------------
                                 $19,865         $ 19,863         $13,037         $ 13,032
                            =============  ===============   =============  ===============

Included in other income, net is interest income of $1,209, $1,506 and $1,357 in 1999, 1998 and 1997, respectively.

A board member of the Company is an officer and shareholder in a financial services firm which provides investment management advisory and custodial services for the Company. At September 30, 1999, this organization was in custody of $24,001 of cash and cash equivalents and short-term investments under an investment management agreement. The Company paid investment management fees to this firm of $44, $42 and $36 in 1999, 1998 and 1997, respectively.

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)

3.       Property and Equipment

Property and equipment consist of the following:

                                                          September 30,
                                                  ------------------------------
                                                     1999              1998
                                                  ------------     -------------
Computer hardware and software                       $ 13,046           $ 9,275
Equipment                                                 514               465
Furniture and fixtures                                    981             1,074
Leasehold improvements                                  1,005             1,218
                                                  ------------     -------------
                                                       15,546            12,032
Accumulated depreciation and amortization            (10,695)           (7,602)
                                                  ------------     -------------
                                                      $ 4,851           $ 4,430
                                                  ============     =============

Depreciation and amortization expense for the years ended September 30, 1999, 1998 and 1997 was $2,963, $2,883, and $3,101, respectively.

4.       Product Development Costs

Product development costs consist of the following:

                                                          September 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------     -------------
Product development costs                             $ 5,453           $ 4,863
Accumulated amortization                              (4,251)           (3,591)
                                                  ------------     -------------
                                                      $ 1,202           $ 1,272
                                                  ============     =============

Capitalized product development costs for the years ended September 30, 1999, 1998 and 1997 were approximately $615, $438 and $1,623 (inclusive of $1,440 resulting from the purchase of SpatialWare technology), respectively. Amortization of capitalized product development costs for the years ended September 30, 1999, 1998 and 1997 was approximately $685, $905 and $999, respectively.

5.       Intangible Assets

Intangible assets consist of the following:

                                                          September 30,
                                                  ------------------------------
                                                     1999              1998
                                                  ------------     -------------
Intangible assets                                     $ 7,074           $ 4,106
Accumulated amortization                              (1,648)             (648)
                                                  ------------     -------------
                                                      $ 5,426           $ 3,458
                                                  ============     =============

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


5.       Intangible Assets (continued)

The increase in intangible assets during fiscal year 1999 was due to the acquisitions of On Target Mapping and The Data Consultancy (see Note 17). Amortization of intangible assets for the years ended September 30, 1999, 1998 and 1997 was approximately $1,034, $526 and $81, respectively.

6. Investments

OBJECT/FX
Pursuant to a Purchase Agreement dated April 3, 1998, the Company invested $1,100 in the form of convertible debt and a preferred stock investment in Object/FX Corporation, a Minnesota company engaged in the development and sale of Java mapping technology. In September 1999, Object/FX exercised its right to pre-pay the convertible debt and to repurchase the Company's equity interest at a premium. Accordingly, the Company recorded a gain of $262 in the fourth quarter of fiscal year 1999 related to the redemption of the convertible debt and preferred stock investments. The gain is included in the caption "Other Income, net" in the Consolidated Income Statements.


THREE D GRAPHICS
On October 21, 1998, the Company invested approximately $1,000 in Three D Graphics, Inc., a California software company, under a five-year Convertible Promissory Note (the "Note"). The Note bears interest at 10% per annum, payable on a quarterly basis. The Company has the option, at any time prior to October 21, 2003, to convert the outstanding principal amount of the Note into 20% of the then issued and outstanding shares of capital stock of Three D Graphics, Inc. As part of the agreement, the Company also received an option to purchase, on or before October 2, 1999, a majority of the shares of capital stock of Three D Graphics, Inc. The Company did not exercise this option. In addition, under a Technology License Agreement, the Company received a license to bundle Three D Graphics technology with MapInfo's products for a period of five years.

7.       Accrued Liabilities

Accrued liabilities consist of the following:

                                                    September 30,
                                            ------------------------------
                                                1999             1998
                                            -------------     ------------
                  Compensation costs             $ 3,533          $ 2,793
                  Royalties                        2,476            1,760
                  Marketing                          442              114
                  Commissions                      1,127            1,008
                  Acquisition costs                    -            1,961
                  Value added taxes                1,228            1,019
                  Other                            2,296            1,867
                                            -------------     ------------
                                                $ 11,102         $ 10,522
                                            =============     ============

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


7. Accrued Liabilities (continued)

The September 30, 1998 acquisition costs amount relates to a scheduled April 1999 payment made to The Data Consultancy in connection with the purchase agreement (see Note 17).

8. Credit Facilities

The Company has a $10 million uncollateralized line of credit with a commercial bank, none of which was drawn down at September 30, 1999 or 1998. Interest is at the bank's prime rate. The line of credit expires on January 31, 2000.

The Company also has a revolving convertible credit facility with a commercial bank under which a maximum of $10 million can be borrowed for a two-year period and then converted into a three-year term loan. Interest is at the bank's prime rate, LIBOR plus 1.5%, or a fixed rate, at the Company's option. The credit facility contains certain financial ratio covenants. None of this credit facility was drawn down at September 30, 1999 or 1998. The facility expires in December 1999.


9.       Commitments and Contingencies

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1999 decline from $2,100 in 2000 to $1,100 in 2004.

Total rent expense for the years ended September 30, 1999, 1998 and 1997 was approximately $2,481, $2,253 and $2,133, respectively.

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

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


10.      Income Taxes

Provision for (benefit from) income taxes consists of:


                                                  Year Ended September 30,
                                              --------------------------------
                                               1999          1998       1997
                                              ----------  ---------  ---------
Current:
        Federal                                 $ 1,203      $ 674      $ 100
        State                                       194        112         40
        Foreign                                     749        645        107
                                              ----------  ---------  ---------
                                                  2,146      1,431        247
                                              ----------  ---------  ---------
Deferred income taxes:
        Federal                                     171      (161)      (685)
        State                                      (23)          9       (50)
        Foreign                                    (96)      (136)        150
                                              ----------  ---------  ---------
                                                     52      (288)      (585)
                                              ----------  ---------  ---------
Provision for (benefit from) income taxes       $ 2,198    $ 1,143    $ (338)
                                              ==========  =========  =========




10.      Income Taxes (continued)

The provision for income taxes has been reduced for research and development tax credits of approximately $523, $204 and $193 in 1999, 1998 and 1997, respectively. At September 30, 1999, the Company has approximately $618 of research and development tax credit carryforwards, which begin to expire in 2012, and approximately $71 of alternative minimum tax credit carryforwards, which have no expiration date.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:


                                                   Year Ended September 30,
                                               --------------------------------
                                                  1999        1998       1997
                                               ----------  ---------  ---------
Federal statutory income tax rate                    34%        34%      (34%)
State taxes                                            2          2        (2)
Non-U.S. tax rates and other foreign charges         (2)        (1)         21
Tax-exempt investment income                         (2)        (3)       (59)
Research and development credit                      (3)        (6)       (58)
Intangible asset amortization                          3          3          -
Non-deductible expenses and other                    0.8      (2.6)       30.5
                                               ----------  ---------  ---------
                                                   32.8%      26.4%   (101.5%)
                                               ==========  =========  =========

U.S. income (loss) before provision for income taxes was $4,911, $3,114 and $(826) for the years ended September 30, 1999, 1998 and 1997, respectively.

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)

10.      Income Taxes (continued)

Deferred income taxes recorded in the consolidated balance sheets at September 30, 1999 and 1998 consist of the following temporary differences:

                                                      1999         1998
                                                   ----------    ---------
Current deferred tax asset:
        Accrued expenses                               $ 433        $ 306
        Bad debt reserve                                 210          217
        Inventory                                         70           68
        Allowance for returns                            227          143
        Other current assets                            (46)            -
                                                   ----------    ---------
            Net current deferred tax assets              894          734
                                                   ----------    ---------
Long term deferred tax assets (liabilities):
        Capitalized product development costs          (302)        (283)
        Tax credit carryovers                            690        1,011
        Property and equipment                           470          423
        Accrued expenses                                  82           97
        Intangible assets                                 81            -
        Other non-current assets                         136          121
                                                   ----------    ---------
            Net long term deferred tax asset           1,157        1,369
                                                   ----------    ---------
            Net deferred tax asset                   $ 2,051      $ 2,103
                                                   ==========    =========

There are no valuation allowances recorded against the Company's deferred tax assets, as it is more likely than not that all future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income are reduced.

11.      Stockholders' Equity

EARNINGS PER SHARE
The following represents the basic and diluted earnings per share amounts for the years ended September 30, 1999, 1998 and 1997 in accordance with SFAS No. 128 -- "Earnings Per Share":

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


11.       Stockholders' Equity (continued)


                                                   Years Ended September 30,
                                               -------------------------------
                                                 1999       1998        1997
                                               ---------  ---------  ---------
Net income                                      $ 4,510    $ 3,181      $   5
                                               ---------  ---------  ---------

Weighted average shares for basic EPS             5,740      5,827      5,822
Effect of dilutive stock options                    307        108         91
                                               ---------  ---------  ---------
Weighted average shares and assumed
 exercise of stock options for diluted EPS        6,047      5,935      5,913
                                               =========  =========  =========
Basic EPS                                        $ 0.79     $ 0.55    $  0.00
Diluted EPS                                      $ 0.75     $ 0.54    $  0.00


TREASURY SHARES
During the fiscal years ended September 30, 1999 and 1998, the Company repurchased 90,000 shares at a cost of $1,800 and 304,600 shares at a cost of $3,600, respectively. To date the Company has repurchased 476,600 shares at a cost of $6,200, of which 277,283 shares have been reissued, primarily upon option exercises and under the Company's Employee Stock Purchase Plan. The Company intends to use the repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes.

12. Employee Stock Purchase and Stock Option Plans

EMPLOYEE STOCK PURCHASE PLAN
Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1999, 1998 and 1997, employees purchased 86,707, 76,645 and 62,441 shares, respectively.

STOCK OPTION PLANS
The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Typically, options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted after June 1996 typically vest over 4 years and expire 10 years from the date of grant. At September 30, 1999, options for 512,228 shares were vested and 289,252 were available for future grants under the plans.

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


12.      Employee Stock Purchase and Stock Option Plans (continued)

Stock options outstanding were as follows:

                                              Outstanding Options
                                          -----------------------------
                                                            Weighted
                                             Number          Average
                                               of           Exercise
                                             Shares           Price
                                          -------------    ------------
Balance, September 30, 1996                    705,217          $ 8.63
                                          -------------
        Options granted                        592,650           10.02
        Options forfeited                    (148,073)            9.72
        Options exercised                     (81,898)            3.51
                                          -------------
Balance, September 30, 1997                  1,067,896            9.65
                                          -------------
        Options granted                        240,700           11.56
        Options forfeited                    (134,385)            9.90
        Options exercised                     (64,327)            5.83
                                          -------------
Balance, September 30, 1998                  1,109,884           10.25
                                          -------------
        Options granted                        409,125           14.38
        Options forfeited                     (77,702)           10.90
        Options exercised                     (62,150)            8.71
                                          -------------
Balance, September 30, 1999                  1,379,157           11.51
                                          =============

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1999 were as follows:


                                         Options Outstanding                              Options Exercisable
                        --------------------------------------------------------   ---------------------------------
                          Number          Weighted Average          Weighted           Number           Weighted
    Range of             Outstanding         Remaining              Average         Exercisable         Average
 Exercise Prices         at 9/30/99       Contractual Life          Exercise         at 9/30/99         Exercise
                                                                     Price                               Price
------------------    ---------------   --------------------    ----------------   --------------   ----------------
   $1.74 to $9.38            122,450                   6.89            $   7.95           69,425           $   7.23
   $9.75 to $9.76            291,804                   6.02                9.76          169,271               9.76
  $9.81 to $11.00            361,443                   7.30               10.21          186,447              10.21
 $11.13 to $12.50            337,725                   8.61               12.18           69,450              11.91
 $12.72 to $30.25            265,735                   9.18               16.00           17,635              18.92
                      ---------------                                              --------------
                           1,379,157                   7.68               11.51          512,228              10.19
                      ===============                                              ==============


                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


12.      Employee Stock Purchase and Stock Option Plans (continued)

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

                                      1999            1998            1997
                                   ------------   -------------   --------------
Pro forma net income (loss)            $ 3,056         $ 2,059        $ (1,569)
Pro forma diluted earnings (loss)
   per share                            $ 0.51         $  0.35         $ (0.27)


The weighted average fair value of options granted under the plans during fiscal years 1999, 1998 and 1997 were $8.28, $6.96 and $6.10, respectively. The weighted average assumptions for the various option plans range from:

                                           1999                   1998                   1997
                                   ---------------------  ---------------------  ---------------------
Risk-free interest rate                4.1% to 6.0%           4.5% to 5.9%           5.2% to 6.6%
Expected term                      6 months to 6.2 years  6 months to 6.3 years  6 months to 7.3 years
Company's expected volatility               55%                    57%                    60%
Dividend yield                             None                   None                   None


13.      Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. Beginning January 1, 1997, the Company may at its option contribute up to 50% of the first two thousand dollars contributed by each employee to the plan. Deferred compensation expense for the years ended September 30, 1999, 1998 and 1997 was $265, $240 and $220, respectively.

14.      Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 1999, the Company had $124 in U.S. banks in excess of insured limits and $814 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors.

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


15.      Segment Information

The Company's operations involve the design, development, marketing, licensing and supporting software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has three reportable segments: the Americas, EAME (Europe, Africa and the Middle East) and Asia/Pacific.

Summarized financial information by segment for 1999, 1998 and 1997, as taken from the internal management accounting system discussed above, is as follows:


                                                      September 30,
                                            ------------------------------------
                                               1999         1998         1997
                                            -----------  -----------  ----------
Revenue:
        Americas                              $ 40,019     $ 30,676    $ 23,988
        EAME                                    24,861       19,540      13,090
        Asia/Pacific                             9,476       10,388      10,315
                                            -----------  -----------  ----------
            Total Revenue                     $ 74,356     $ 60,603    $ 47,393
                                            ===========  ===========  ==========

Operating income (loss):
        Americas                              $ 13,780      $ 8,703     $ 2,596
        EAME                                     6,902        5,015       4,033
        Asia/Pacific                             3,121        5,160       5,040
           Corporate adjustments              (18,073)     (15,704)    (12,933)
                                            -----------  -----------  ----------
            Total operating income (loss)      $ 5,730      $ 3,174   $ (1,264)
                                            ===========  ===========  ==========

Depreciation and amortization included in operating income (loss) consists of:
        Americas                               $ 3,158      $ 2,970     $ 3,523
        EAME                                     1,380        1,079         494
        Asia/Pacific                               225          265         360
                                            -----------  -----------  ----------
            Total depreciation and
               amortization                    $ 4,763      $ 4,314     $ 4,377
                                            ===========  ===========  ==========


The operating income (loss) above differs from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain corporate costs for research and development, marketing and general & administrative activities to the geographic locations.

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


15.      Segment Information (continued)

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is based on the ordering location of the customer. Long-lived assets information is based on the physical location of the assets.

The following is revenue and long-lived assets information for geographic locations.


                                                     September 30,
                                         ------------------------------------
                                             1999         1998         1997
                                         -----------  -----------  ----------
Revenue:
        U.S.                               $ 38,703     $ 29,272    $ 23,318
        United Kingdom                       12,712        9,515       4,727
        All other countries                  22,941       21,816      19,348
                                         -----------  -----------  ----------
            Total Revenue                  $ 74,356     $ 60,603    $ 47,393
                                         ===========  ===========  ==========

Long-Lived Assets:
        U.S.                                $ 6,448      $ 4,039     $ 4,824
        United Kingdom                        5,011        4,598         608
        All other countries                     770          901         950
                                         -----------  -----------  ----------
            Total identifiable assets      $ 12,229      $ 9,538     $ 6,382
                                         ===========  ===========  ==========

In 1999, 1998 and 1997 no single customer accounted for 10% or more of the Company's revenues.

16. Comprehensive Income
Effective October 1, 1998 the Company adopted SFAS No. 130 - "Reporting Comprehensive Income". This Statement establishes standards for reporting and disclosure of comprehensive income and its components. This statement requires foreign currency translation adjustments, which are reported as separate components of stockholders' equity, to be included in comprehensive income. Prior year information below has been reclassified to conform to the requirements of SFAS No. 130.

Comprehensive income was as follows:

                                                   September 30,
                                         --------------------------------
                                           1999        1998       1997
                                         ---------  ----------  ---------
Net Income                                $ 4,510     $ 3,181      $   5
Change in accumulated translation
        adjustments                         (273)          80          2
                                         ---------  ----------  ---------
   Total Comprehensive Income             $ 4,237     $ 3,261      $   7
                                         =========  ==========  =========

                      MAPINFO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)


17.  Acquisitions
ON TARGET COMMUNICATIONS, INC.
Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for large telecommunications providers. The purchase price was approximately $2,150, net of cash acquired. In addition, the Company may be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included On Target Mapping's results of operations in the financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of five years.

THE DATA CONSULTANCY
Pursuant to a Share Sale and Purchase Agreement dated December 2, 1997, the Company acquired all of the issued share capital of The URPI Group Limited, an English company trading as The Data Consultancy ("The Data Consultancy") and engaged in the sale of market analysis solutions and information products in the United Kingdom. The purchase price was approximately $5,400, consisting of $5,000 in cash (of which $2,900 was paid in 1999) and $400 in the Company's common stock. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included The Data Consultancy's results of operations in its financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of seven years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2000 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)      See Item 8 for Index to Consolidated Financial Statements

Consolidated  Financial  Statement  Schedules for the years ended  September 30,
  1999, 1998 and 1997 included in Item 14(d):

Schedule VIII  -  Valuation and Qualifying Accounts

Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

                  Listing of Exhibits

EXHIBIT NO.                    DESCRIPTION
3.1        Restated Certificate of Incorporation of the Registrant.   (A)

3.2        By-Laws of the Registrant.   (A)

4          Specimen Certificate for shares of the Registrant's Common Stock.(B)

10.1+      Employee Non-Qualified Stock Option Plan I, as amended to date.  (C)

10.2+      Employee Non-Qualified Stock Option Plan II, as amended to date. (C)

10.3+      1993 Stock Incentive Plan, as amended to date.   (D)

10.4+      1993 Director Stock Option Plan, as amended to date.   (E)

10.5       Lease Agreement dated as of August 1, 1993 by and between the
           Registrant and Rensselaer Polytechnic Institute.   (C)

10.6+      Employee Patent and Confidential Information Agreement dated as of
           May 1, 1988 by and between the Registrant and Michael D. Marvin. (F)

10.7+      Employee Patent and Confidential Information Agreement dated as of
           May 3, 1988 by and between the Registrant and John F. Haller.   (F)

10.8+      Amended and Restated Employment Agreement, dated as of April 1, 1997
           by and between the Registrant and D. Joseph  Gersuk.   (G)

10.9+      Employee Intellectual Property, Confidential Information and
           Non-Competition Agreement dated as of April 10, 1997 by and between
           the Registrant and D. Joseph Gersuk.   (G)

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

10.16+     Loan Agreement dated October 21, 1996 by and between the Registrant
           and D. Joseph Gersuk   (J)


10.17+     Unsecured Promissory Note dated June 2, 1997 by and between the
           Registrant and John C. Cavalier.   (G)

10.18+     Amended and Restated Employment Agreement dated as of
           November 1, 1998 by and between the Registrant and
           John C. Cavalier.   (K)

10.19+     Employee Intellectual Property, Confidential Information and
           Non-Competition Agreement dated as of December 1, 1998 by and
           between the Registrant and Mark Cattini.   (K)

21         Subsidiaries of the Registrant.

23         Consent of PricewaterhouseCoopers LLP

27         Financial Data Schedule


(A) Incorporated herein by reference from the exhibits to the Form 8-K dated November 6, 1997.
(B) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1997.
(C) Incorporation herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).
(D) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1998.
(E) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1999.
(F) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1994.
(G) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 1997.
(H) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 1995.
(I) Incorporated herein by reference from the exhibits to the Form 10-K fo the year ended September 30, 1996.
(J) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1996.
(K) Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1998.
+ Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1999.

                               MAPINFO CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1999

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                      MAPINFO CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE VIII
                             (Dollars in thousands)


              Column A                     Column B                Column C                 Column D      Column E
             -----------                 ------------  --------------------------------  -------------  ------------
                                          Balance at     Additions        Additions                      Balance at
                                          beginning      charged to       charged to                       end of
             Description                  of period     expense, net    other accounts     Deductions      Period
             -----------                 ------------  --------------  ----------------  -------------  ------------
Year ended September 30, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts
   and sales returns                       $1,249              92          282(2)           (276)(1)       $ 1,347
Year ended September 30, 1998:
 Deducted from asset accounts:
  Allowance for doubtful accounts
   and sales returns                       $1,347             196          235(2)             (6)(1)       $ 1,772
Year ended September 30, 1999:
 Deducted from asset accounts:
  Allowance for doubtful accounts
   and sales returns                       $1,772             144          172(2)           (402)(1)       $ 1,686
---------------------
(1)   Uncollectible accounts written off.
(2)   Allowance for sales returns.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION
(Registrant)

By:       /s/ John C. Cavalier
         ------------------------------------
         John C. Cavalier
         President and Chief Executive Officer

Date:     November 18, 1999
         ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                         TITLE                                 DATE
 /s/ John C. Cavalier          President  and Chief                   November 18, 1999
-------------------------      Exective Officer                       -----------------
John C. Cavalier               (Principal Executive Officer)


 /s/ Michael D. Marvin         Chairman of the Board                  November 18, 1999
-------------------------                                             -----------------
Michael D. Marvin

 /s/ D. Joseph Gersuk          Executive Vice President, Treasurer    November 18, 1999
-------------------------      and Chief Financial Officer            -----------------
D. Joseph Gersuk               (Principal Financial and
                                 Accounting Officer)

 /s/ John F. Haller            Vice President, Chief Technology       November 18, 1999
-------------------------      Officer, Secretary and Director        -----------------
John F. Haller

 /s/ Laszlo C. Bardos          Director                               November 18, 1999
-------------------------                                             ------------------
Laszlo C. Bardos

 /s/ George C. McNamee         Director                               November 18, 1999
-------------------------                                             -----------------
George C. McNamee

 /s/ James A. Perakis          Director                               November 18, 1999
-------------------------                                             ------------------
James A. Perakis

 /s/ John F. Burton            Director                               November 18, 1999
-------------------------                                             ------------------
John F. Burton
