Form 10-Q
period 1999-12-31
MAPINFO CORP
filed 2000-02-11
CIK 916238

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

                  For the Quarterly Period Ended December 31, 1999
                               ---------------------

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 2000 was 8,723,379.

================================================================================

                               MAPINFO CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended December 31, 1999

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

             Income Statements
             for the three months ended December 31, 1999 and 1998             1

             Balance Sheets
             as of December 31, 1999 and September 30, 1999                    2

             Cash Flows Statements
             for the three months ended December 31, 1999 and 1998             3

             Notes to Financial Statements                                     4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           12


PART II. OTHER INFORMATION

ITEM 5.  Other Information                                                    13

ITEM 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MAPINFO CORPORATION AND SUBSIDIARIES
INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)

                                                           Three Months
                                                         Ended December 31,
                                                     -------------------------
                                                         1999          1998
                                                     -----------    ----------
Net revenues                                           $ 21,019      $ 16,145
Cost of revenues                                          4,542         3,560
                                                     -----------    ----------
       Gross profit                                      16,477        12,585
                                                     -----------    ----------

Operating expenses:
  Research and development                                3,258         2,688
  Selling and marketing                                   8,957         7,118
  General and administrative                              2,945         2,169
                                                     -----------    ----------
       Total operating expenses                          15,160        11,975
                                                     -----------    ----------
       Operating income                                   1,317           610
Other income - net                                          270           258
                                                     -----------    ----------
       Income before provision for income taxes           1,587           868
Provision for income taxes                                  585           260
                                                     -----------    ----------
       Net income                                      $  1,002       $   608
                                                     ===========    ==========

Earnings per share:(1)
     Basic                                             $   0.12       $   0.07
     Diluted                                           $   0.11       $   0.07

Weighted average shares outstanding:(1)
     Basic                                                8,676          8,565
     Diluted                                              9,447          8,853



(1) Earnings per share amounts and weighted average shares outstanding have been restated to reflect a three-for-two stock split in January 2000.

See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(in thousands, except per share data)


                                                                    December 31,   September 30,
                                                                        1999           1999
                                                                    ------------   ------------
ASSETS                                                              (unaudited)
Current Assets:
      Cash and cash equivalents                                       $   8,017        $ 8,996
      Short-term investments, at amortized cost                          21,070         19,865
      Accounts receivable, less allowance of $1,978 and $1,686
        at December 31, 1999 and September 30, 1999, respectively        18,530         19,379
      Inventories                                                           446            506
      Other current assets                                                2,755          2,814
      Deferred income taxes                                                 894            894
                                                                    ------------   ------------
          Total current assets                                           51,712         52,454
Property and equipment - net                                              5,111          4,851
Product development costs - net                                           1,033          1,202
Deferred income taxes                                                     1,155          1,157
Intangible assets - net                                                   5,074          5,426
Investments and other assets                                              1,834          1,709
                                                                    ------------   ------------
          Total assets                                                $  65,919       $ 66,799
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                $   1,537      $   2,621
      Accrued liabilities                                                10,548         11,102
      Deferred revenue                                                    4,991          4,915
      Income taxes payable                                                1,312          1,996
                                                                    ------------   ------------
          Total current liabilities                                      18,388         20,634
Deferred revenue, long term                                                 338            361
                                                                    ------------   ------------
          Total liabilities                                              18,726         20,995
                                                                    ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
      Common stock, $.002 par value                                          18             18
      Preferred stock, $.01 par value                                         -              -
      Paid-in capital                                                    30,648         30,738
      Retained earnings                                                  19,239         18,237
      Accumulated other comprehensive income                              (378)          (178)
                                                                    ------------   ------------
                                                                         49,527         48,815
      Less treasury stock, at cost                                        2,334          3,011
                                                                    ------------   ------------
          Total stockholders' equity                                     47,193         45,804
                                                                    ------------   ------------
          Total liabilities and stockholders' equity                  $  65,919      $  66,799
                                                                    ============   ============


See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
CASH FLOWS STATEMENTS
(in thousands)
(unaudited)


                                                                             Three Months
                                                                           Ended December 31,
                                                                       --------------------------
                                                                          1999           1998
                                                                       ----------     -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
  Net income                                                             $ 1,002          $  608
  Depreciation and amortization                                            1,234           1,001
  Allowance for doubtful accounts, sales returns and inventory               337           (193)
  Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                     354           2,819
     Inventories                                                              32             122
     Other assets                                                            179              78
     Accounts payable and accrued liabilities                            (1,603)         (1,214)
     Deferred revenue                                                         91           (307)
     Income taxes                                                          (688)             145
                                                                       ----------     -----------
               NET CASH FROM OPERATING ACTIVITIES                            938           3,059
                                                                       ----------     -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Additions to property and equipment                                    (1,039)           (773)
  Capitalized product development costs                                     (15)           (192)
  Acquisition of businesses and technology                                     -         (3,802)
  Short-term investments, net                                            (1,205)         (3,757)
  Other investments                                                        (250)         (1,051)
                                                                       ----------     -----------
                NET CASH USED FOR INVESTING ACTIVITIES                   (2,509)         (9,575)
                                                                       ----------     -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Repurchase of common stock for treasury                                  (144)               -
  Proceeds from exercise of options and ESPP stock purchases                 541              32
  Tax benefit from option exercises                                          189              15
                                                                       ----------     -----------
                NET CASH FROM FINANCING ACTIVITIES                           586              47
                                                                       ----------     -----------
Effect of exchange rate changes on cash and cash equivalents                   6               2
                                                                       ----------     -----------
               NET CHANGE IN CASH AND EQUIVALENTS                          (979)         (6,467)
Cash and equivalents, beginning of period                                  8,996          15,886
                                                                       ----------     -----------
Cash and equivalents, end of period                                      $ 8,017         $ 9,419
                                                                       ==========     ===========



See accompanying notes.

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION
In the opinion of management, the accompanying balance sheets and related income statements and statements of cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain reclassifications have been made to amounts previously reported to conform to the fiscal 2000 presentation.

2.  STOCK SPLIT
On January 10, 2000, the outstanding shares of MapInfo Corporation's (the "Company") common stock were split three-for-two. All prior share and per share amounts have been restated to reflect the stock split.

3.  EARNINGS PER SHARE
The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 1999 and 1998.

                                                         Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------
                                                       (Amounts in thousands,
                                                       except per share data)
Net income                                             $ 1,002           $  608
                                                     ==========       ==========

Weighted average shares for basic EPS                    8,676            8,565
Effect of dilutive stock options                           771              288
                                                     ----------       ----------
Weighted average shares and assumed exercise of
    stock options for diluted EPS                        9,447            8,853
                                                     ==========       ==========
Basic EPS                                              $  0.12          $  0.07
Diluted EPS                                            $  0.11          $  0.07

                                       4

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.  COMPREHENSIVE INCOME
Comprehensive income is provided in accordance with Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130). This Statement establishes standards for reporting and disclosure of comprehensive income and its components. This statement requires foreign currency translation adjustments, which are reported as separate components of stockholders' equity, to be included in comprehensive income.

Comprehensive income was as follows:

                                                      Three Months Ended
                                                         December 31,
                                                   --------------------------
                                                      1999             1998
                                                   ---------        ---------
                                                         (In thousands)
Net income                                          $ 1,002           $  608
Change in accumulated translation adjustments         (200)            (186)
                                                   ---------        ---------
     Total comprehensive income                      $  802           $  422
                                                   =========        =========


5.  NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 effective October 1, 2000.

MAPINFO CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.  SEGMENT INFORMATION
The Company's operations involve the design, development, marketing, licensing and supporting of software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has three reportable segments: the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific.

Summarized financial information by segment for the first quarter of fiscal years 2000 and 1999, as taken from the internal management accounting system discussed above, is as follows:


                                                         Three Months Ended
                                                            December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
Net revenues:
              Americas                                  $ 12,003        $ 8,066
              EAME                                         6,107          5,774
              Asia-Pacific                                 2,909          2,305
                                                     ------------   ------------
                  Total net revenues                    $ 21,019        $16,145
                                                     ============   ============

Operating income:
              Americas                                   $ 4,460        $ 2,695
              EAME                                         1,424          1,277
              Asia-Pacific                                   874            885
                Corporate adjustments:
                    R&D                                  (2,555)        (2,209)
                    Marketing                            (1,747)        (1,209)
                    G&A                                  (1,139)          (829)
                                                     ------------   ------------
                  Total operating income                 $ 1,317         $  610
                                                     ============   ============

The operating income by segment above differs from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain corporate costs for marketing, research and development, and general and administrative activities to the geographic locations. The table above reconciles the operating income by segment to operating income as reported on the Income Statements by including such adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
MapInfo Corporation ("MapInfo" or the "Company") designs, develops, markets, licenses and supports software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 58 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

NET REVENUES
Revenues for the first quarter of fiscal 2000 increased 30% to $21.0 million from $16.1 million in the same period a year ago. Approximately $3.5 million of the increase was attributable to increased unit sales of data products and $1.5 million was attributable to increased unit sales of software products. The strong growth in data revenues primarily resulted from increased demand for data products in the Americas, including $2.1 million of revenues relating to an order from a major telecommunications provider. The first quarter of fiscal 2000 also includes $0.9 million of data revenues from On Target Mapping, which was acquired in December 1998. On a geographic basis, revenues increased approximately 49% in the Americas, 26% in Asia-Pacific and 6% in EAME. The increases in the Americas revenues were mainly attributable to the increased sales of data products and On Target Mapping, discussed above. The increase in Asia-Pacific revenues was mainly the result of a strong quarter in Australia offset slightly by a decrease in royalties on product sales in China.

COST OF REVENUES, OPERATING EXPENSES AND INCOME TAXES
Cost of revenues as a percentage of revenues decreased to 21.6% in the first quarter of 2000 from 22.1% for the same period in 1999. As a result, the gross margin increased to 78.4% from 77.9%. The gross margin improvement was primarily attributable to a shift in the mix of data products revenues from selling third-party data products less royalties to selling MapInfo-owned products.

Research and development (R&D) expenses of $3.3 million in the first quarter of fiscal 2000 increased 21% over the prior year period. The increase in R&D expenses was primarily attributable to increased headcount resulting from the acquisition of On Target Mapping and increased spending to support large customer contracts. As a percentage of revenues, R&D expenses declined to 15.5% in the first quarter of 2000 from 16.6% for the same period in 1999.

Selling and marketing expenses increased 26% to $9.0 million in the first quarter of 2000 from $7.1 million for the same period in 1999. The increase was primarily attributable to a 13% increase in headcount in the Americas sales organization and increased sales and marketing activity in the Asia-Pacific region. As a percentage of revenues, selling and marketing expenses decreased to 42.6% in the first quarter of 2000 from 44.1% for the same period in 1999 due to improved sales productivity.

General and administrative (G&A) expenses increased 36% to $2.9 million in the first quarter of fiscal 2000 from $2.2 million for the same period in 1999. Included in the increase is $130 thousand of increased amortization of intangibles associated with The Data Consultancy and On Target acquisitions. In total, amortization of intangibles relating to acquisitions was $292 thousand and $164 thousand, for the first quarter of 2000 and 1999, respectively. In addition, $200 thousand related to increased headcount to support MIS infrastructure and Y2K initiatives, and approximately $100 thousand was due to professional fees relating to the development of the Asia-Pacific region. For the first quarter of fiscal 2000, G&A expenses as a percentage of revenues increased to 14.0% as compared to 13.4% for the same period in fiscal 1999.

The effective income tax rate for the quarter ended December 31, 1999 and 1998 was approximately 37% and 30%, respectively. The increase in the provision for income taxes was primarily attributable to an increase in the current year pre-tax income.

FINANCIAL CONDITION
The Company's cash and short-term investments totaled $29.1 million at December 31, 1999 compared to $28.9 million at September 30, 1999. At December 31, 1999, the Company's investment portfolio consisted primarily of short-term marketable securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 2000, and a $10 million credit facility with a bank that expires in January 2001. There were no outstanding borrowings under either facility at December 31, 1999.

Net cash generated from operating activities was $0.9 million for the quarter ended December 31, 1999. The cash generated from operating activities in the first quarter of 2000 was principally the result of net income. Net cash used for investing activities in the first quarter of 2000 was $2.5 million consisting primarily of approximately $1.0 million in purchases of property and equipment; $1.2 million in purchases of short-term investments and $250 thousand for an investment in NearMe Inc. discussed below.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

INVESTMENT IN NEARME INC.
In December 1999, the Company invested $250 thousand and licensed certain technology to NearMe Inc., a new e-business company that uses MapInfo technology to help web consumers find goods, services and events located near them. The Company's investment is in the form of a Convertible Note with warrants attached. The investment in NearMe Inc. has been accounted for using the cost method.

NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

YEAR 2000 COMPLIANCE
The Company's information technology systems and facilities successfully completed the "roll-over" to the year 2000. The Company's transition to the year 2000 during the first weeks of business in January 2000 resulted in no adverse or negative impacts associated with the use of date sensitive systems and equipment. The Company believes that with its successful transition to the year 2000, the preponderance of the risk associated with the year 2000 problem has been identified and eliminated. The Company recognizes the possibility that latent year 2000 related issues may arise as information technology systems and facilities are more fully utilized in the coming months. The Company will continue to evaluate the year 2000 readiness of its business systems, facilities, and significant vendors to ensure a complete transition through the year 2000. The Company estimates the total cost of its year 2000 assessment and remediation plan has amounted to approximately $700 thousand, which has been funded through operating cash flows.


OUTLOOK:  ISSUES AND RISKS
This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including SpatialWare(R), TargetPro(TM), dbPlanner(TM), MapXsite(R), MapXtreme(TM) and MapInfo MapX(R). The Company's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues outside the Americas represented approximately 43% of total Company revenues in the first quarter of fiscal 2000. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 28% of the Company's revenues were denominated in foreign currencies during the first quarter of fiscal 2000. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

PRICES. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on the Company's business and results of operations.

INTELLECTUAL PROPERTY RIGHTS. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products, reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrink-wrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect the

Company's proprietary rights to the same extent as the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

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

RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS. The Company primarily markets and distributes its products in North America, Europe and Australia through the Company's telesales, outside sales force and through third-party resellers. In the rest of the Asia-Pacific region, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. The Company has limited control over resellers and distributors that are not employees of the Company. There can be no assurance that the Company will be able to retain its current resellers and distributors, that the resellers and distributors will perform to the Company's expectations, or that the Company will be able to expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

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

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and investments and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

RELIANCE ON ATTRACTING AND RETAINING KEY EMPLOYEES. The Company's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

MAPINFO CORPORATION
PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On December 8, 1999, the Company announced that its Board of Directors approved a three-for-two stock split of the Company's Common Stock. The record date for determining stockholders entitled to receive the stock dividend was December 20, 1999. The split was effected through a stock dividend. The stock dividend payment date was January 10, 2000. Fractional shares were paid in cash based upon the last sale price of the Common Stock on the record date as reported on the Nasdaq National Market.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended December 31, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MAPINFO CORPORATION

Date:  February 12, 2000                       By: /s/ D. Joseph Gersuk
                                                   --------------------------
                                                   D. Joseph Gersuk,
                                                   Executive Vice President,
                                                   Finance, Chief Financial
                                                   Officer and Treasurer
                                                   (Principal Financial Officer)

Exhibit Index


Exhibit
Number      Description of Exhibit
-------     ----------------------

3.2         Amended By-Laws of the Registrant

27          Financial Data Schedule