Form 10-Q
period 2000-03-31
MAPINFO CORP
filed 2000-05-10
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000
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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 1, 2000 was 9,140,374.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2000

INDEX
		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three and six months ended March 31, 2000 and 1999	1

	Balance Sheets
	as of March 31, 2000 and September 30, 1999	2

	Cash Flows Statements
	for the six months ended March 31, 2000 and 1999	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	13

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 6.	Exhibits and Reports on Form 8-K	14

Signatures		15

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2000	1999	2000	1999

Net revenues	$23,470	$18,028	$ 44,489	$ 34,173
Cost of revenues	5,013	3,943	9,555	7,503

Gross profit	18,457	14,085	34,934	26,670

Operating expenses:
Research and development	3,532	2,720	6,790	5,408
Selling and marketing	8,813	7,450	17,770	14,568
General and administrative	3,360	2,514	6,305	4,683

Total operating expenses	15,705	12,684	30,865	24,659

Operating income	2,752	1,401	4,069	2,011
Other income - net	478	183	748	441

Income before provision for income taxes	3,230	1,584	4,817	2,452
Provision for income taxes	1,197	524	1,782	784

Net income	$ 2,033	$ 1,060	$ 3,035	$ 1,668

Earnings per share: (1)
Basic	$ 0.23	$ 0.12	$ 0.35	$ 0.19
Diluted	$ 0.21	$ 0.12	$ 0.31	$ 0.19

Weighted average shares outstanding: (1)
Basic	8,867	8,583	8,772	8,574
Diluted	9,879	8,972	9,707	8,909

(1)     Earnings per share amounts and weighted average shares outstanding have been restated to reflect a three-for-two stock split, effected in the form of a stock dividend, in January 2000.

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	March 31,	September 30,
	2000	1999

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 14,837	$ 8,996
Short-term investments, at amortized cost	16,339	19,865
Accounts receivable, less allowance of $1,916 and $1,686
at March 31, 2000 and September 30, 1999, respectively	17,467	19,379
Inventories	293	506
Income taxes receivable	1,826	-
Deferred income taxes	892	894
Other current assets	3,037	2,814

Total current assets	54,691	52,454
Property and equipment - net	6,115	4,851
Product development costs - net	857	1,202
Deferred income taxes	1,154	1,157
Intangible assets - net	4,730	5,426
Investments and other assets	8,462	1,709

Total assets	$ 76,009	$ 66,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 2,423	$ 2,621
Accrued liabilities	11,709	11,102
Deferred revenue	5,603	4,915
Income taxes payable	-	1,996

Total current liabilities	19,735	20,634
Deferred revenue, long term	376	361

Total liabilities	20,111	20,995

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	18	18
Preferred stock, $.01 par value	-	-
Paid-in capital	35,303	30,738
Retained earnings	21,272	18,237
Accumulated other comprehensive income	(604)	(178)

	55,989	48,815
Less treasury stock, at cost	91	3,011

Total stockholders' equity	55,898	45,804

Total liabilities and stockholders' equity	$ 76,009	$ 66,799

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Six months
	Ended March 31,

	2000	1999

Cash flows from (used for) operating activities
Net income	$ 3,035	$ 1,668
Depreciation and amortization	2,376	2,196
Allowance for doubtful accounts, sales returns and inventory	368	(377)
Tax benefit from option exercises	3,933	40
Gain on sale of assets	(222)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,216	687
Inventories	145	171
Other assets	(447)	(494)
Accounts payable and accrued liabilities	615	(211)
Deferred revenue	806	93
Income taxes	(3,806)	429

Net cash from operating activities	8,019	4,202

Cash flows from (used for) investing activities
Additions to property and equipment	(3,048)	(1,462)
Proceeds from sale of assets	546	-
Capitalized product development costs	(24)	(249)
Acquisition of businesses and technology	--	(4,064)
Short-term investments, net	3,526	(2,517)
Long-term investments	(6,673)	(1,036)

Net cash used for investing activities	(5,673)	(9,328)

Cash flows from (used for) financing activities
Repurchase of common stock for treasury	(144)	(229)
Proceeds from exercise of options and ESPP stock purchases	3,697	488

Net cash from financing activities	3,553	259

Effect of exchange rate changes on cash and cash equivalents	(58)	57

Net change in cash and equivalents	5,841	(4,810)
Cash and equivalents, beginning of period	8,996	15,886

Cash and equivalents, end of period	$ 14,837	$ 11,076

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

The September 30, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain reclassifications have been made to amounts previously reported to conform to the fiscal 2000 presentation.

2.  Stock Split

On January 10, 2000, the outstanding shares of MapInfo Corporation (the "Company") common stock were split three-for-two, which was effected in the form of a stock dividend. All prior share and per share amounts have been restated to reflect the stock split.

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended March 31, 2000 and 1999.

	Three months ended March 31,		Six months ended March 31,

	2000	1999	2000	1999

	(Amounts in thousands, except per share data)

Net income	$ 2,033	$ 1,060	$ 3,035	$ 1,668

Weighted average shares for basic EPS	8,867	8,583	8,772	8,574
Effect of dilutive stock options	1,012	389	935	335

Weighted average shares and assumed exercise
of stock options for diluted EPS	9,879	8,972	9,707	8,909

Basic EPS	$ 0.23	$ 0.12	$ 0.35	$ 0.19
Diluted EPS	$ 0.21	$ 0.12	$ 0.31	$ 0.19

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

4.  Comprehensive Income

Comprehensive income is provided in accordance with Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130). This Statement establishes standards for reporting and disclosure of comprehensive income and its components. This statement requires that foreign currency translation adjustments, which are reported as separate components of stockholders' equity, be included in comprehensive income.

Comprehensive income was as follows:

	Three months ended March 31,		Six months ended March 31,

	2000	1999	2000	1999

	(In thousands)

Net income	$ 2,033	$ 1,060	$ 3,035	$ 1,668
Change in accumulated
translation adjustments	(226)	(253)	(426)	(439)

Total comprehensive income	$ 1,807	$ 807	$ 2,609	$ 1,229

5.  New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's financial results or operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 effective October 1, 2000.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

6.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services.

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

Summarized financial information by segment for the second quarter of fiscal years 2000 and 1999, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended March 31,		Six months ended March 31,

	2000	1999	2000	1999

	(In thousands)
Net revenues:
Americas	$ 14,231	$ 9,394	$ 26,234	$ 17,462
EAME	6,681	6,385	12,788	12,158
Asia-Pacific	2,558	2,249	5,467	4,553

Total net revenues	$ 23,470	$ 18,028	$ 44,489	$ 34,173

Operating income :
Americas	$ 5,154	$ 3,194	$ 9,614	$ 5,889
EAME	2,354	1,776	3,778	3,053
Asia-Pacific	803	853	1,677	1,738
Corporate adjustments:
Research & Development	(2,744)	(2,165)	(5,299)	(4,374)
Marketing	(1,619)	(1,241)	(3,366)	(2,450)
General & Administrative	(1,196)	(1,016)	(2,335)	(1,845)

Total operating income	$ 2,752	$ 1,401	$ 4,069	$ 2,011

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

Net Revenues

Revenues

For the second quarter of fiscal 2000, revenues increased $5.5 million or 30% to $23.5 million from $18.0 million in the same period a year ago. Approximately $3.2 million of the increase was attributable to increased unit sales of data products and $1.8 million was attributable to increased unit sales of software products. The strong growth in data revenues primarily resulted from increased demand for data products in the Americas as a result of selling enterprise solutions that incorporate the full suite of MapInfo's software, information products and services. On a geographic basis, revenues increased approximately 51% in the Americas, 14% in Asia-Pacific and 5% in EAME over the same period a year ago. The increase in the Americas revenues was mainly attributable to the increased sales of data and software products as previously discussed. The increase in Asia-Pacific revenues was mainly the result of strong growth in Australia. Excluding the effect of foreign currency translation, EAME revenue would have increased 9% for the quarter compared to the prior year results.

For the six months ended March 31, 2000, revenues increased 30% to $44.5 million from $34.2 million in the prior year period. Data products accounted for $6.7 million or 65% of the overall revenue increase. The increase in data revenues was primarily attributed to the increase in sales of solutions that incorporate a number of the Company's software products, data products and services. An increase in sales of the Company's software products accounted for $3.2 million or 31% of the overall year-to-date revenue increase. On a geographic basis, revenues in the Americas increased by $8.8 million or 50%. This was achieved principally by a 93% growth in data revenues and a 25% growth in software revenues. Asia-Pacific revenues increased by $900 thousand or 20% in the first six months of fiscal 2000 compared to the same period in fiscal 1999. This increase was primarily attributable to increased revenues in Australia. In Europe, revenues for the six months increased $630 thousand or 5%. Excluding the effect of foreign currency translation, EAME revenues would have increased 10% over the prior year.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues decreased to 21.4% in the second quarter of 2000 from 21.9% for the same period in 1999. As a result, the gross margin increased to 78.6% from 78.1%. The gross margin improvement was primarily attributable to a shift in the mix of data products in favor of MapInfo-owned products. For the six months ending March 31, 2000, gross margin improved to 78.5% from 78.0% in 1999.

Research and development (R&D) expenses of $3.5 million in the second quarter of fiscal 2000 increased 30% over the prior year period. For the first six months of fiscal 2000, R&D expenses increased 26% to $6.8 million from $5.4 million in 1999. The increase in R&D expenses for both the quarter and year-to-date was primarily attributable to increased headcount to support new development initiatives, including the Company's relationship with Oracle Corporation, and additional Quality Assurance engineers. As a percentage of revenues, R&D expenses in the second quarter of 2000 remained flat year over year at 15%. For the first six months of fiscal 2000, R&D expenses declined to 15.3% of revenues from 15.8% in 1999.

Selling and marketing expenses increased 18% to $8.8 million in the second quarter of 2000 from $7.5 million for the same period in 1999. For the six months ended March 31, 2000, selling and marketing expenses increased 22% to $17.8 million from $14.6 million in the same period a year ago. The increase for the quarter and year-to-date was primarily attributable to a 22% increase in headcount in the Americas sales organization; increased commission and bonus incentives resulting from the strong quarter and year-to-date revenue and earnings performance; and increased sales and marketing activity in the Asia-Pacific region, particularly in Japan. As a percentage of revenues, selling and marketing expenses decreased to 37.6% in the second quarter of 2000 from 41.3% for the same period in 1999 due to improved sales productivity. For the first six months of fiscal 2000 selling and marketing expenses declined to 39.9% from 42.6% in 1999.

General and administrative (G&A) expenses increased 34% to $3.4 million in the second quarter of fiscal 2000 from $2.5 million for the same period in 1999. For the six months ended March 31, 2000, G&A expenses increased 35% to $6.3 million from $4.7 million in 1999. The increase in G&A expenses was primarily attributable to increased headcount to support MIS initiatives and higher professional fees relating to increased trademark applications and other legal activities, and further expansion of the Asia-Pacific region. Included in G&A expenses for the second quarter of both fiscal 2000 and fiscal 1999 was amortization of intangibles relating to acquisitions of $290 thousand. On a year-to-date basis, amortization of intangibles relating to acquisitions was $582 thousand in fiscal 2000 compared to $454 thousand in fiscal 1999. For the second quarter of fiscal 2000, G&A expenses as a percentage of revenues increased to 14.3% as compared to 13.9% for the same period in fiscal 1999. For the six months ended March 31, 2000, G&A expenses as a percentage of revenues increased to 14.2% from 13.7% in 1999.

Other income, net increased $295 thousand to $478 thousand in the second quarter of fiscal 2000 from $183 thousand for the same period in 1999. For the six months ended March 31, 2000, other income, net increased by $307 thousand to $748 thousand from $441 thousand for the comparable period of fiscal 1999. The increase in the second quarter and year-to-date was primarily due to a gain of $220 thousand on the sale of an office building in the United Kingdom.

The effective income tax rate for the six-months ended March 31, 2000 and 1999 was approximately 37% and 32%, respectively. The increase in the provision for income taxes was primarily attributable to an increase in the current year pre-tax income.

Financial Condition

The Company's cash and short-term investments totaled $31.2 million at March 31, 2000 compared to $28.9 million at September 30, 1999. At March 31, 2000, the Company's investment portfolio consisted primarily of short-term marketable securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 2000, and a $10 million credit facility with a bank that expires in January 2001. There were no outstanding borrowings under either facility at March 31, 2000.

Net cash generated from operating activities was $8.0 million for the six months ended March 31, 2000. The cash generated from operating activities in the first six months of 2000 was principally the result of net income and strong collections of accounts receivable. Net cash used for investing activities in the first half of 2000 was $5.7 million. Investing activities included $3.0 million in purchases of property and equipment, $1.0 million for an equity investment in Karttakeskus Oy, $4.7 million for an equity and debt with warrants investment in Alps Mapping Co. Ltd., and $480 thousand for an investment in NearMe Inc., offset by net cash flows from short-term investments of $3.5 million.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

Investment in Alps Mapping Co., Ltd.

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $1.0 million) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In addition, the companies have executed an operating agreement whereby MapInfo will assist in the development of new data products and the integration of these products with the full suite of MapInfo software products and solutions.

Investment in Karttakeskus Oy

In January 2000, the Company paid $1.0 million for 19.9% of the outstanding common stock of its distributor in Finland, Karttakeskus Oy, a mapping technology and solutions company.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's financial condition or operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

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

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including SpatialWare®, TargetPro™, dbPlanner™, MapXsite®, MapXtreme™ and MapInfo MapX®. The Company's future success depends, in part, upon customer and market acceptance of these new products. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 41% of total Company revenues in the second quarter and year-to-date of fiscal 2000. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 29% of the Company's revenues were denominated in foreign currencies during the three and six months ended March 31, 2000. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

MapInfo Corporation
Part II.     Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on March 7, 2000. The following matters were voted on at the stockholders' meeting.

	For	Against	Withheld	Abstentions
Election of Directors:
Laszlo C. Bardos	5,584,348		366,123
John C. Cavalier	5,582,903		367,568
Michael D. Marvin	5,584,403		366,068
George C. McNamee	5,573,575		376,896
James A. Perakis	5,581,052		369,419

Amendment to the 1993 Stock Incentive Plan:
The shares authorized under the 1993 Stock Incentive
Plan were increased from 2,437,500 to 2,887,500.	3,382,384	1,200,147		19,101

Amendment to the 1993 Employee Stock Purchase Plan:
The number of shares of Common Stock available for
purchase by employees under the 1993 Employee
Stock Purchase Plan was increased from 600,000 to
675,000.	4,456,969	132,810		11,853

Amendment to the 1993 Director Stock Option Plan:
The shares authorized under the 1993 Director Stock
Option Plan were increased from 120,000 to 165,000.	3,811,511	773,662		16,459

Ratification of PricewaterhouseCoopers LLP
as the Company's Independent Public Accountants
for the current fiscal year.	5,935,503	6,037		8,931

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.
         The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b)     Reports on Form 8-K
          No reports on Form 8-K were filed during the three months ended March 31, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: May 12, 2000	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk,
Executive Vice President,
Finance, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

10.1	1993 Stock Incentive Plan, as amended to date

10.2	1993 Director Stock Option Plan, as amended to date

10.3	Amended and Restated Employment Agreement, dated as of April 1, 2000 by and between the Registrant and D. Joseph Gersuk

27	Financial Data Schedule