Form 10-Q
period 2000-06-30
MAPINFO CORP
filed 2000-08-07
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000
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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of July 26, 2000 was 9,301,358.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2000

INDEX
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three and nine months ended June 30, 2000 and 1999	1

	Balance Sheets
	as of June 30, 2000 and September 30, 1999	2

	Cash Flows Statements
	for the nine months ended June 30, 2000 and 1999	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	14

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

Net revenues	$24,665	$19,012	$ 69,154	$ 53,185
Cost of revenues	5,036	3,801	14,591	11,304

Gross profit	19,629	15,211	54,563	41,881

Operating expenses:
Research and development	4,032	2,787	10,822	8,195
Selling and marketing	9,540	8,260	27,310	22,828
General and administrative	3,053	2,727	9,358	7,410

Total operating expenses	16,625	13,774	47,490	38,433

Operating income	3,004	1,437	7,073	3,448
Other income - net	479	221	1,227	662

Income before provision for income taxes	3,483	1,658	8,300	4,110
Provision for income taxes	1,289	531	3,071	1,315

Net income	$ 2,194	$ 1,127	$ 5,229	$ 2,795

Earnings per share: (1)
Basic	$ 0.24	$ 0.13	$ 0.59	$ 0.33
Diluted	$ 0.22	$ 0.12	$ 0.53	$ 0.31

Weighted average shares outstanding: (1)
Basic	9,172	8,651	8,905	8,600
Diluted	10,064	9,135	9,838	8,985

(1)     Earnings per share amounts and weighted average shares outstanding have been restated to reflect a three-for-two stock split, effected in the form of a stock dividend, in January 2000.

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	June 30,	September 30,
	2000	1999

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 15,265	$ 8,996
Short-term investments	18,578	19,865
Accounts receivable, less allowance of $1,846 and $1,686
at June 30, 2000 and September 30, 1999, respectively	22,037	19,379
Inventories	442	506
Income taxes receivable	2,543	-
Deferred income taxes	891	894
Other current assets	2,678	2,814

Total current assets	62,434	52,454
Property and equipment - net	6,338	4,851
Product development costs - net	707	1,202
Deferred income taxes	1,149	1,157
Intangible assets - net	6,195	5,426
Investments and other assets	6,247	1,709

Total assets	$ 83,070	$ 66,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 2,302	$ 2,621
Accrued liabilities	13,489	11,102
Deferred revenue	6,542	4,915
Income taxes payable	-	1,996

Total current liabilities	22,333	20,634
Deferred revenue, long term	471	361

Total liabilities	22,804	20,995

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	18	18
Preferred stock, $0.01 par value	-	-
Paid-in capital	37,761	30,738
Retained earnings	23,466	18,237
Accumulated other comprehensive income	(979)	(178)

	60,266	48,815
Less treasury stock, at cost	-	3,011

Total stockholders' equity	60,266	45,804

Total liabilities and stockholders' equity	$ 83,070	$ 66,799

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Nine months
	Ended June 30,

	2000	1999

Cash flows from (used for) operating activities
Net income	$ 5,229	$ 2,795
Depreciation and amortization	3,827	3,306
Allowance for doubtful accounts, sales returns and inventory	309	(241)
Tax benefit from option exercises	5,334	153
Minority interest in losses of investments	104	-
Gain on sale of assets	(197)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,576)	(1,869)
Inventories	(22)	(5)
Other assets	(194)	(1,592)
Accounts payable and accrued liabilities	2,457	1,161
Deferred revenue	1,894	163
Income taxes	(4,495)	347

Net cash from operating activities	10,670	4,218

Cash flows from (used for) investing activities
Additions to property and equipment	(4,117)	(2,111)
Proceeds from sale of assets	522	-
Capitalized product development costs	(143)	(462)
Acquisition of businesses and technology	-	(4,960)
Short-term investments, net	1,287	(4,588)
Long-term investments	(6,708)	(1,011)

Net cash used for investing activities	(9,159)	(13,132)

Cash flows from (used for) financing activities
Repurchase of common stock for treasury	(144)	(383)
Proceeds from exercise of options and ESPP stock purchases	4,844	824

Net cash from financing activities	4,700	441

Effect of exchange rate changes on cash and cash equivalents	58	112

Net change in cash and equivalents	6,269	(8,361)
Cash and equivalents, beginning of period	8,996	15,886

Cash and equivalents, end of period	$ 15,265	$ 7,525

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

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 2000 and 1999.

	Three months ended June 30,		Nine months ended June 30,

	2000	1999	2000	1999

	(Amounts in thousands, except per share data)

Net income	$ 2,194	$ 1,127	$ 5,229	$ 2,795

Weighted average shares for basic EPS	9,172	8,651	8,905	8,600
Effect of dilutive stock options	892	484	933	385

Weighted average shares and assumed exercise
of stock options for diluted EPS	10,064	9,135	9,838	8,985

Basic EPS	$ 0.24	$ 0.13	$ 0.59	$ 0.33
Diluted EPS	$ 0.22	$ 0.12	$ 0.53	$ 0.31

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

Comprehensive income was as follows:

	Three months ended June 30,		Nine months ended June 30,

	2000	1999	2000	1999

	(In thousands)

Net income	$ 2,194	$ 1,127	$ 5,229	$ 2,795
Change in accumulated
translation adjustments	(375)	(160)	(801)	(599)

Total comprehensive income	$ 1,819	$ 967	$ 4,428	$ 2,196

5.  New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 2000, SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Both SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 and SFAS No. 138 effective October 1, 2000. The Company does not believe that the adoption of SFAS No. 133 and SFAS No. 138 will have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

5.  New Accounting Standards (continued)

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

6.  Segment Information - Continued

Summary financial information by segment for the three and nine months ended June 30, 2000 and 1999, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended June 30,		Nine months ended June 30,

	2000	1999	2000	1999

	(In thousands)
Net revenues:
Americas	$ 14,796	$ 10,312	$ 41,030	$ 27,773
EAME	6,662	6,054	19,450	18,212
Asia-Pacific	3,207	2,646	8,674	7,200

Total net revenues	$ 24,665	$ 19,012	$ 69,154	$ 53,185

Operating income :
Americas	$ 6,185	$ 3,432	$ 15,799	$ 9,321
EAME	2,059	1,638	5,838	4,691
Asia-Pacific	834	909	2,512	2,647
Corporate adjustments:
Research & Development	(3,283)	(2,188)	(8,584)	(6,562)
Marketing	(1,748)	(1,359)	(5,115)	(3,809)
General & Administrative	(1,043)	(995)	(3,377)	(2,840)

Total operating income	$ 3,004	$ 1,437	$ 7,073	$ 3,448

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo Corporation ("MapInfo" or the "Company") designs, develops, markets, licenses and supports software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 58 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

Net Revenues

For the third quarter of fiscal 2000, revenues increased $5.7 million or 30% to $24.7 million from $19.0 million in the same period a year ago. Approximately $2.8 million of the increase was attributable to increased unit sales of data products, $1.9 million was attributable to increased unit sales of software products, and $1.0 million was attributable to increased sales of services. The strong growth in data revenues primarily resulted from increased demand for data products, principally in the Americas, as a result of selling enterprise solutions that incorporate the full suite of MapInfo's software, information products and services. On a geographic basis, revenues increased approximately 43% in the Americas, 21% in Asia-Pacific and 10% in EAME over the same period a year ago. The increase in the Americas revenues was mainly attributable to the increased sales of data and software products as previously discussed. The increase in Asia-Pacific revenues was mainly the result of strong growth in Australia. Excluding the effect of foreign currency translation, EAME revenue would have increased 15% and Asia-Pacific revenue would have increased 30% for the quarter compared to the prior year results.

For the nine months ended June 30, 2000, revenues increased 30% to $69.2 million from $53.2 million in the prior year period. Data products accounted for $9.5 million or 59% of the overall revenue increase. The increase in data revenues was primarily attributed to the increase in sales of solutions that incorporate a number of the Company's software products, data products and services. An increase in sales of the Company's software products accounted for $5.1 million or 32% of the overall year-to-date revenue increase. On a geographic basis, revenues in the Americas increased by $13.3 million or 48%. This was achieved principally by a 73% growth in data revenues and a 28% growth in software revenues. Asia-Pacific revenues increased by $1.5 million or 20% in the first nine months of fiscal 2000 compared to the same period in 1999. This increase was primarily attributable to increased revenues in Australia. In Europe, revenues for the nine months increased $1.2 million or 7%. Excluding the effect of translation, EAME revenues would have increased 11% and Asia-Pacific would have increased 22% over the prior year.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased slightly to 20.4% in the third quarter of 2000 from 20.0% for the same period in 1999. As a result, the gross margin decreased to 79.6% from 80.0%. The decrease in margin was primarily attributable to the increase in data revenues. Data products carry a higher cost of revenues than do software products. However as a percentage of data revenues, the cost of data revenues has declined to 21.9% in the third quarter of 2000 versus 27.4% in the prior year's third quarter. This improvement is the result of selling more MapInfo-owned data products versus third party data products, which require royalty payments. For the nine months ending June 30, 2000, gross margin improved to 78.9% from 78.7% in 1999.

Research and development (R&D) expenses of $4.0 million in the third quarter of fiscal 2000 increased 45% over the prior year period. For the first nine months of fiscal 2000, R&D expenses increased 32% to $10.8 million from $8.2 million in 1999. The increase in R&D expenses for both the quarter and year-to-date was primarily attributable to increased headcount to support new development initiatives, including the Company's relationship with Oracle Corporation, and additional Quality Assurance engineers. As a percentage of revenues, R&D expenses in the third quarter of 2000 increased to 16.4% from 14.7% in 1999. For the first nine months of fiscal 2000, R&D expenses increased to 15.7% of revenues from 15.4% in 1999.

Selling and marketing expenses increased 16% to $9.5 million in the third quarter of 2000 from $8.3 million for the same period in 1999. For the nine months ended June 30, 2000, selling and marketing expenses increased 20% to $27.3 million from $22.8 million in the same period a year ago. The increase for the quarter and year-to-date was primarily attributable to a 23% increase in headcount in the Americas sales organization; increased commission and bonus incentives resulting from the strong quarter and year-to-date revenue and earnings performance; and increased sales and marketing activity in the Asia-Pacific region, particularly in Japan. As a percentage of revenues, selling and marketing expenses decreased to 38.7% in the third quarter of 2000 from 41.1% for the same period in 1999 due to improved sales productivity. For the first nine months of fiscal 2000, selling and marketing expenses declined to 39.5% from 42.0% in 1999.

General and administrative (G&A) expenses increased 12% to $3.1 million in the third quarter of fiscal 2000 from $2.7 million for the same period in 1999. For the nine months ended June 30, 2000, G&A expenses increased 26% to $9.4 million from $7.4 million in 1999. The increase in G&A expenses was primarily attributable to increased headcount to support MIS initiatives, higher professional fees relating to increased trademark applications and other legal activities, and further expansion of the Asia-Pacific region. Included in G&A expenses for the third quarter of fiscal 2000 and fiscal 1999 was amortization of intangibles relating to acquisitions of $279 thousand and $297 thousand, respectively. On a year-to-date basis, amortization of intangibles relating to acquisitions was $861 thousand in fiscal 2000 compared to $751 thousand in fiscal 1999. For the third quarter of fiscal 2000, G&A expenses as a percentage of revenues decreased to 12.4% as compared to 14.3% for the same period in fiscal 1999. For the nine months ended June 30, 2000, G&A expenses as a percentage of revenues decreased to 13.5% from 13.9% in 1999.

Other income, net increased $258 thousand to $479 thousand in the third quarter of fiscal 2000 from $221 thousand for the same period in 1999. For the nine months ended June 30, 2000, other income, net increased by $565 thousand to $1.2 million from $662 thousand for the comparable period of fiscal 1999. Other income, net consists primarily of interest income. Interest income for the third quarter was $553 thousand versus $249 thousand in the third quarter of fiscal 1999. Interest income was $1.3 million for the first nine months of fiscal 2000 versus $800 thousand during last year's comparable period. The increase in interest income is due to the increased cash and short-term investment balances and the increase in interest rates.

The effective income tax rate for the nine-months ended June 30, 2000 and 1999 was 37% and 32%, respectively. The increase in the provision for income taxes was primarily attributable to an increase in the current year pre-tax income.

Financial Condition

The Company's cash and short-term investments totaled $33.8 million at June 30, 2000 compared to $28.9 million at September 30, 1999. At June 30, 2000, the Company's investment portfolio consisted primarily of short-term marketable securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 2000, and a $10 million credit facility with a bank that expires in January 2001. There were no outstanding borrowings under either facility at June 30, 2000.

Net cash generated from operating activities was $10.7 million for the nine months ended June 30, 2000. The cash generated from operating activities in the first nine months of 2000 was principally the result of net income. Net cash used for investing activities in the first nine months of 2000 was $9.2 million. Investing activities included $4.1 million in purchases of property and equipment, $1.0 million for an equity investment in Karttakeskus Oy, $5.2 million for an equity and debt with warrants investment in Alps Mapping Co. Ltd., and $480 thousand for an investment in NearMe Inc., offset by net cash flows from short-term investments of $1.3 million.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

Investment in Alps Mapping Co., Ltd.

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $1.0 million) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In addition, the companies have executed an operating agreement whereby MapInfo will assist in the development of new data products for the Japan market and the integration of these products with the full suite of MapInfo software products and solutions. This investment is accounted for under the equity method of accounting.

Investment in Karttakeskus Oy

In January 2000, the Company paid $1.0 million for 19.9% of the outstanding common stock of its distributor in Finland, Karttakeskus Oy, a mapping technology and solutions company. This investment is accounted for under the equity method of accounting.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 2000, SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Both SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 and SFAS No. 138 effective October 1, 2000. The Company does not believe that the adoption of SFAS No. 133 and SFAS No. 138 will have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Outlook: Issues and Risks

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-

looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including SpatialWare®, TargetPro™, dbPlanner™, MapXsite®, MapXtreme™ and MapInfo MapX®. The Company also recently began undertaking broad initiatives in wireless and CRM applications. The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 40% of total Company revenues in the third quarter and year-to-date of fiscal 2000. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 26% of the Company's revenues were denominated in foreign currencies during the three and nine months ended June 30, 2000. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Reliance on attracting and retaining key employees. The Company's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing, executive, and other personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such personnel. Loss of key personnel or changes in management could have an adverse impact on the Company.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. To date, foreign currency fluctuations have not had a material effect on the Company's operating results. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. In addition, the Company has entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S. dollars of $3.8 million.

MapInfo Corporation
Part II.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.
         The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report.

(b)     Reports on Form 8-K
          No reports on Form 8-K were filed during the three months ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: August 7, 2000	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk,
Executive Vice President,
Finance, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

10.1	1993 Director Stock Option Plan, as amended to date

27	Financial Data Schedule