Form 10-K
period 2000-09-30
MAPINFO CORP
filed 2000-12-15
CIK 916238

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number 0-23078
MAPINFO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	06-1166630 (I.R.S. Employer Identification No.)

One Global View
Troy, New York 12180
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (518) 285-6000
___________________
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
Yes X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $311,084,943 based on the closing price of the Common Stock on the Nasdaq National Market on November 1, 2000.

The number of shares outstanding of the registrant's common stock, $.002 par value per share as of November 1, 2000 was 13,976,334.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders	III

PART I

ITEM 1.     BUSINESS

GENERAL

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months. Actual results could differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. In addition to the other information in this Annual Report on Form 10-K, the issues and risks contained in the section entitled "Outlook: Issues and Risks" of the Management's Discussion and Analysis of Financial Condition and Results of Operations, among others, should be considered in evaluating MapInfo's outlook and future.

MapInfo Corporation (the "Company" or "MapInfo") designs, develops, licenses, markets and supports software and data products, application development tools and industry-focused solutions, together with a range of consulting, training and technical support services. These software-based solutions enable users to correlate, visualize and analyze location-based information in their databases and to deploy applications throughout their organizations. Enterprise applications using MapInfo's integrated suite of software and data products allow organizations to use location to transform information into better business intelligence.

MapInfo's business strategy emphasizes the development of enterprise applications that can be used by several departments in a customer's organization to improve core business processes. These applications are developed directly by MapInfo or in partnership with the Company's value-added resellers channel and industry partners. MapInfo markets these applications through a worldwide network that comprises a direct and field sales organization, value-added resellers, systems integrators and distributors. When deployed throughout organizations, MapInfo technology allows decision-makers to "see and analyze" their customer and asset data; when used in Internet applications, it enables organizations to serve their customers directly and more efficiently.

MapInfo targets customers whose business needs require location-based solutions. These include the telecommunications/wireless industry, the public sector, the customer relationship management market ("CRM") and e-businesses. In telecommunications, for example, customers employ MapInfo's solutions to plan networks efficiently, reduce customer churn, improve services, and forecast demand. In the public sector, customers deploy MapInfo technology in Web-based applications to better manage municipal planning, emergency response and public safety programs, as well as communicate new services more effectively to the general public. In other service industries, such as financial services and retail, customers use MapInfo technology in site selection, resource allocation, customer relations and sales and marketing.

The Company has a partnership with Oracle Corporation that includes a technology and sales and marketing relationship. In addition, MapInfo technology supports the IBM DB2® Extender and Informix® Universal Server DataBlade® technologies for customers using these databases.

MapInfo's corporate headquarters is in Troy, New York and the Company is incorporated in the state of Delaware.

BACKGROUND

In today's competitive business environment, organizations are under constant competitive pressure to acquire and retain customers, reduce costs and improve operating efficiencies. Applying location-based solutions to core business applications has become an increasingly important way to gain better business intelligence about assets, customers and markets. The vast majority of corporate data has a location component, such as an address, area code or postal code. By maximizing the use of location components in their corporate data, MapInfo customers are able to make meaningful decisions by seeing and analyzing patterns, relationships and trends not easily recognized with conventional analysis and reporting methods.

PRODUCTS AND SOLUTIONS

MapInfo offers an extensive set of software-based development tools and Internet and desktop applications, as well as geographic, demographic, business and industry data for use with MapInfo's software and applications. The Company's engineering approach is founded on state-of-the-art coding and quality assurance standards, multi-platform Java and Internet deployment and integration with leading database environments. The products and solutions listed below are either owned by MapInfo or licensed by other companies for distribution by MapInfo.

SOFTWARE AND DATA PRODUCTS
1. Mapping - the ability to visualize data about customer location on interactive maps is at the core of MapInfo's offerings.

-MapInfo Professional®

MapInfo's core desktop product is used by business analysts worldwide for visualizing and analyzing the relationships between data and geography. Product features include seamless connectivity to relational databases, 3D mapping and charting tools, an integrated report writer and HTML output. MapInfo Professional can be customized and integrated with other applications. Complementing MapInfo Professional, MapBasic® is a programming environment used by information system organizations and third-party developers to create customized mapping applications for use with MapInfo Professional, modify the user interface to a specific business need and automate routine operations.

-MapInfo® MapXtreme™ for Windows NT® and MapInfo® MapXtreme™ Java™ Edition

MapInfo MapXtreme is a mapping application server that allows developers to distribute mapping capability over the Internet and corporate intranets. MapInfo MapXtreme is available for the Windows NT and the Java operating platforms.

-MapInfo MapX®

MapInfo MapX is an ActiveX component used by developers to integrate mapping functionality into client-side applications. When working with MapInfo MapX, developers can program using standard visual programming tools such as Visual Basic, Delphi and C++.

-MapInfo® SpatialWare®

SpatialWare data management software allows for the integration and management of spatial data. It extends a corporation's database and is used to manage large geographic data sets.

-MapInfo® MapXtend™ Java™ Technology Edition

MapXtend, Java Technology Edition is a developer tool for creating location-based applications running on wireless Personal Digital Assistants ("PDA"). The MapXtend API is used to build and deploy wireless PDA applications quickly, efficiently and securely. Its architecture follows a three-tier model, with specific MapXtend developer tool packages designed for each tier.

2. Geocoding

MapInfo's geocoding products assign correct latitude/longitude coordinates or appropriate national projection coordinates to database records so that data can be accurately displayed on a map and analyzed geographically. MapMarker® and MapMarker® Plus are geocoding, address matching and cleansing products marketed in the United States, the United Kingdom and Germany. The Company also offers geocoders for use in the rest of Europe and Australia. These geocoding products are available as a client or server-side product and some as an ActiveX/OCX and include a developer kit for creating customized geocoding solutions to fit into specific business processes, such as point-of-sale or demographic analysis applications.

-MapInfo® MapMarker® and MapInfo® MapMarker® Plus

MapMarker, MapInfo's geocoding engine, turns ordinary data records containing address information into geographic objects that can be displayed on a map quickly and accurately. MapInfo markets versions of MapMarker for the United States, the United Kingdom and Germany. With MapMarker, users can geocode and clean entire databases of address information.

-MapInfo® MapMarker® J Server, MapInfo® Geocoding Cartridge for Oracle8i and MapInfo® Geocoding Datablade for Informix

MapMarker J Server is a Java-based development tool for creating server-side geocoding applications that cleanse, standardize and add spatial coordinates to address data. It offers communications and security via TCP/IP or HTTP, and supports virtually all client platforms. MapMarker is also available in the MapInfo Geocoding Cartridge for Oracle8i and the MapInfo Geocoding Datablade for Informix.

-MapInfo® GeoLoc

GeoLoc is a nationwide address-matching system for Australia.

3. Routing

MapInfo's Java direction engine allows organizations to create customized spatial applications for routing people, products and resources.

-MapInfo® Routing J Server

The MapInfo Routing J Server routing engine is a Java developer tool for creating Internet-deployed routing applications. It can be used to generate point-to-point driving directions, using either the shortest route or fastest route in its calculations. Routing J Server is used in conjunction with MapXtreme and MapMarker J Server to display locations and routes on maps, as well as provide text-based driving directions.

- miSites™ / miDirections™

MapInfo's hosted e-services are designed to drive customers from a company's Web site to its store sites. Web users can enter their address and instantly view a map of the nearest locations, along with store hours, phone numbers and more. miDirections provides point-to-point-driving directions.

4. Data Products

The Company, in partnership with various data partners around the world, offers a wide selection of streets, boundary, demographic and industry data products. Information relating to population, income, household expenditures, retail activity, employment, education, consumer trends and lifestyle choices allows organizations to understand their customers better and make more informed business decisions.

- Streets and Boundaries

MapInfo's regularly updated street and boundary data are available for key markets around the world. This data is designed for use in MapInfo applications for routing, driving- time studies, background information analysis and visualization. Boundary data maps are available for postal, political and industry-specific areas.

- Demographics and Industry Data

MapInfo offers worldwide demographic data products containing information such as population, income, expenditure, retail activity, employment, consumer trends, business summary data and lifestyle segmentation data. Additionally, MapInfo offers industry-specific data sets and specializes in telecommunications boundary and statistical data.

SOLUTIONS

MapInfo offers software-base applications designed for enterprise-wide implementations to solve specific industry problems or help organizations better understand their customers.

1. Telecommunications

- MapInfo® Coverage Locator™ Java™ Edition

Coverage Locator is an Internet/intranet business solution that allows customer service representatives to quickly pinpoint a caller's location and immediately relate that information to a service coverage area. Also, with the Coverage Locator business solution, customer service representatives can locate, classify and log a customer's service problem into a database for later analysis by engineering, planning, operations and maintenance.

- MapInfo® CallingAreaInfo™

CallingAreaInfo defines and maps local calling plans (business and residential) available when calling from or to a location in the United States. It enables users to examine the local calling plan for calls that originate from an Area Code (NPA) and Exchange (NXX).

- MapInfo® CallPlanFinder™

This solution is a local calling plan solution for calls that originate from any Area Code (NPA) and Exchange (NXX) in the United States. It is used to display detailed telecom infrastructure data about the local calling area.

- MapInfo® MapinHand™

This business-to-business solution enables organizations to supply field staff with real-time, wireless access to location-based data using handheld devices.

- deciBel Planner® for MapInfo Professional

This is a Windows-based radio frequency propagation modeling solution used by RF engineers to model radio frequency propagation, analyze multi-transmitter communication networks, compare propagation results to field tests and select tower locations.

- MapInfo® TargetPro® Telecom Data Option

This solution provides demographic and industry-specific boundary data for the telecommunications industry. It helps organizations to better understand the market potential of a given geographic area and to analyze the demographic profile of a customer database.

2. Customer Analysis

- MapInfo® TargetPro®

This solution provides market analyses based on demographic information. It includes cluster analysis based on demographic data and PSYTE Cluster System, a geodemographic classification system, which profiles and predicts consumer behavior.

- ReportZone.com™

MapInfo's ReportZone.com is a subscription service that delivers demographic reports on U.S. neighborhoods with easy-to-read site maps for conducting market analysis.

- MapInfo® DriveTime™

MapInfo DriveTime software determines regions that are accessible from a given point or within a specific time frame. MapInfo DriveTime is designed to be an add-on module to MapInfo TargetPro® v3.0 (or greater) or MapInfo Professional (v5.5 or greater).

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

The Company also has an active program of licensing products developed and owned by other parties for distribution by MapInfo. Most such products are licenses to MapInfo in exchange for royalties paid on MapInfo's net revenues from such products. This product licensing program is an important element of MapInfo's strategy to deliver complete solutions to customers.

MARKETING & DISTRIBUTION

The Company has established multiple distribution channels to reach an array of industries while simultaneously addressing specific vertical markets. Distribution channels include an indirect channel of value-added resellers, OEMs and distributors, a corporate accounts sales force, and a telemarketing sales group. MapInfo markets its products worldwide through sales offices in North America, Europe, Japan and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and nonexclusive distribution relationships.

The Company's direct and field sales and marketing organization is complemented by a network of corporate partners including resellers, system integrators, OEMs and distributors who purchase the Company's products at a discount for resale to end-users. These partners may provide training, consulting services, application development, customization and data products to end-users. In Greater China and certain other countries outside the U.S. the Company has appointed master distributors. These master distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

To build corporate identity and generate demand in support of the sales effort, the Company conducts various marketing programs, which include advertising, public relations, trade shows, direct mail, Web-based promotions, online seminars and ongoing communications to customers about new products. The Company also offers cooperative advertising and other marketing support to its value-added reseller partners. The Company sponsors annual partner conferences in North America, Europe and the Asia-Pacific region.

In addition to desktop applications, the Company has successfully moved with the IT industry into client/server and Web-based applications. Today, the Company views the emergence of the wireless Web as an opportunity to evolve further with the industry into a new medium - the wireless Web - and is currently developing prototype applications with wireless infrastructure providers and wireless carriers.

COMPETITION

The Company encounters competition in the United States and foreign markets from various companies offering mapping software and data products. In the traditional GIS market, these competitors include Environmental Systems Research Institute, the GIS division of AutoDesk, and the GIS division of Intergraph. However, in recent years the Company has moved into higher-growth markets, such as CRM, with particular expertise in serving the telecommunications market.

As the Company moves into new areas, such as CRM and the emerging wireless Web market, it may also face new competition from potential entrants into the mapping software and data markets and more focused competition from companies in related markets. Some of the Company's current and future competition may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Although the Company believes it has a technology advantage over many existing competitors in the mapping software markets, maintaining that advantage will require continued investment by the Company in new product development.

The Company believes that it competes principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), product price, reliability, ease of use and supportability. In addition, the Company believes it has a technological edge over many competitors in the telecommunications industry through its development of industry-focused solutions that incorporate industry data with its software to solve specific business problems for its customers, which are mission critical. Many of the leading telecommunications companies around the world use MapInfo technology to build out their networks, forecast demand and reduce customer churn and have invested in multi-year contracts with the Company to address these problems. However, no assurance can be given that the Company will be able to compete successfully against current and future competition and that the competitive pressures faced by the Company will not adversely affect its financial performance.

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

The Company supplies MapInfo software products primarily under shrinkwrap licenses. Shrinkwrap licenses are not negotiated with or signed by individual licensees and take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the license program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Accordingly, the Company supplies its MapInfo products using software copy protection technology in many countries. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

MapInfo, the MapInfo Logo, MapInfo Professional, MapMarker, MapXtreme, MapXsite, MapXtend, MapInfo MapX, MapInfo DriveTime, MapBasic, StreetPro, TargetPro, Coverage Locato r, CallingAreaInfo, CallPlanFinder, SpatialWare, miSites and miDirections are trademarks of MapInfo Corporation. All other marks used herein are the property of their respective holders.

EMPLOYEES

At September 30, 2000, the Company had 560 full-time employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES

The Company leases two premises totaling approximately 102,000 square feet of office space in the Rensselaer Technology Park in Troy, New York, under leases that expire in 2002 and 2006. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the Americas. The Company leases office space of approximately 23,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. In addition, the Company leases eight sales offices in the United States, one research and development center in Canada, five sales offices in Europe and three sales offices in Australia.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each present executive officer of the Company, (ii) the position(s) presently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position
Michael D. Marvin	54	Chairman of the Board
John C. Cavalier	61	Chief Executive Officer
D. Joseph Gersuk	50	Executive Vice President, Treasurer and Chief Financial Officer
Mark P. Cattini	39	President and Chief Operating Officer
George C. Moon	49	Group Vice President - Engineering and Chief Technology Officer
Michael J. Hickey	39	Executive Vice President, Worldwide Sales and Marketing

Mr. Marvin has served as Chairman of the Board since 1992 and will become Co-Chairman on January 1, 2001. He served as acting President and Chief Executive Officer of the Company from September 1996 to November 1996. From 1987 to 1992, Mr. Marvin served as Chief Executive Officer of the Company. Mr. Marvin is a founding partner in Exponential Business Development Co., a seed venture capital company. He is also a founder of The Capital Region Software Alliance. Mr. Marvin serves as a board member and advisor to multiple early stage private companies and serves on a number of not-for-profit boards.

Mr. Cavalier has served as Chief Executive Officer since June 2000 and will become Co-Chairman on January 1, 2001. He had served as President and Chief Executive Officer from November 1, 1996 to June 2000. From January 1993 to September 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. Mr. Cavalier is a director of Focus Enhancements Incorporated.

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

Mr. Cattini has served as President and Chief Operating Officer since June 2000 and will become President and Chief Executive Officer on January 1, 2001. From December 1998 to June 2000 he served as Group Vice President and General Manager, Americas/European Sales. He had served as Vice President, Sales - The Americas from November 1997 to December 1998. From October 1995 to October 1997, he served as General Manager for the Company's United Kingdom and West EAME (Europe, Africa and the Middle East) operations. From August 1987 to October 1995, he held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager.

Mr. Moon has served as Chief Technology Officer and Group Vice President - Research and Development since December 1999. Mr. Moon served as Vice President - Engineering from July 1997 to December 1999. From April 1997 to July 1997, he served as Director of Software Development for the SpatialWare business of the Company. Previously he served as Director of Research and Development for the Spatial Technology Program of Unisys Corporation, a systems integration company, from November 1994 to March 1997.

Mr. Hickey has served as Executive Vice President, Worldwide Sales and Marketing since August 2000. From June 1995 to August 2000, Mr. Hickey held a number of executive management positions with the Company, most recently as Group Vice President of Operations. Prior to joining MapInfo in 1995, Mr. Hickey worked at AlliedSignal for nine years in various management positions.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock for each period indicated, adjusted to reflect the three-for-two stock split effective January 2000 and the three-for-two stock split effective September 2000.

1999
	High	Low
Period
First Quarter	$ 7.68	$ 4.08
Second Quarter	$ 7.36	$ 5.89
Third Quarter	$ 9.67	$ 5.69
Fourth Quarter	$ 10.42	$ 8.28

2000
	High	Low
Period
First Quarter	$ 17.78	$ 7.56
Second Quarter	$ 30.17	$ 15.17
Third Quarter	$ 32.00	$ 15.38
Fourth Quarter	$ 31.88	$ 21.00

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company does not anticipate paying cash dividends in the foreseeable future.

The approximate number of holders of record of the Company's Common Stock at November 1, 2000 was 467. This number does not include stockholders for whom shares were held in nominee or "street" name.

ITEM 6.          SELECTED FINANCIAL DATA

	Years ended September 30,

	2000	1999	1998	1997	1996

	(in thousands, except earnings per share)

Income Statement data:
Net revenues	$96,160	$74,356	$60,603	$ 47,393	$ 41,532
Cost of revenues	20,953	15,642	13,573	9,737	9,360

Gross profit	75,207	58,714	47,030	37,656	32,172

Operating expenses:
Research and development	14,514	11,253	10,231	9,020	6,984
Selling and marketing	36,984	31,538	25,606	22,864	19,565
General and administrative	12,524	10,193	8,019	7,036	5,688

Total operating expenses	64,022	52,984	43,856	38,920	32,237

Operating income (loss)	11,185	5,730	3,174	(1,264)	(65)
Other income, net	1,599	978	1,150	931	975

Income (loss) before provision for income taxes	12,784	6,708	4,324	(333)	910
Provision for (benefit from) income taxes	4,730	2,198	1,143	(338)	203

Net income	$ 8,054	$ 4,510	$ 3,181	$ 5	$ 707

Earnings per share:
Basic	$ 0.60	$ 0.35	$ 0.24	$ 0.00	$ 0.06
Diluted	$ 0.54	$ 0.33	$ 0.24	$ 0.00	$ 0.05

Weighted average shares outstanding:
Basic	13,499	12,915	13,111	13,100	12,805
Diluted	14,879	13,606	13,354	13,304	13,196

Consolidated Balance Sheet data:
Total assets	$89,719	$66,799	$59,531	$ 51,042	$ 49,091
Long-term obligations, less
Current portion	$ -	$ -	$ -	$ -	$ 17

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Overview

MapInfo designs, develops, licenses, markets and supports software and data products, application development tools and industry-focused solutions, together with a range of consulting, training and technical support services. These products and services enable organizations to correlate, visualize and analyze location-based information in their corporate databases and to deploy applications throughout their organizations. Enterprise applications using MapInfo's integrated suite of software and data products allow organizations to use location to transform information into better business intelligence.

Results of Operations for 2000, 1999 and 1998

       Net Revenues
       (Dollars in thousands)

	2000	Change	1999	Change	1998

Software and data products	$ 87,946	29%	$ 68,169	21%	$ 56,154
Services	8,214	33%	6,187	39%	4,449

Net revenues	$ 96,160	29%	$ 74,356	23%	$ 60,603

In 2000, revenues increased $21.8 million or 29% to $96.2 million. Of the increase, approximately $13.0 million was attributable to increased unit sales of data products and approximately $6.8 million was attributable to increased unit sales of software products. The strong growth in both data and software revenues was mainly attributable to the increased demand for MapInfo solutions, which frequently include software and data products. Included in the $13.0 million increase in data revenues mentioned above is $2.5 million of revenues from the sale of telecommunications data products acquired in the December 1998 acquisition of On Target Mapping (discussed below). Services revenues increased due to higher utilization rates in the consulting services groups in the Americas and Europe. On a geographic basis, revenues increased approximately 45%, 10% and 14% in the Americas, Europe and Asia-Pacific, respectively. Excluding the effects of foreign currency devaluation, Europe and Asia-Pacific revenues would have increased 16% and 18%, respectively. In total, the devaluation of certain foreign currencies reduced 2000 growth by approximately $1.9 million or 3 percentage points.

In 1999, revenues increased $13.8 million or 23% to $74.4 million. Approximately $8.9 million of the increase was attributable to increased unit sales of data products. The strong growth in data revenues resulted from $3.0 million of revenues from the December 1998 acquisition of On Target Mapping; a $1.0 million increase in revenues from The Data Consultancy (discussed below); and increased demand for the Company's data products in the Americas and Australia. Software revenues increased by $3.2 million, and services revenue increased by $1.7 million and reflects a 39% increase over the prior year services revenue. This is mainly the result of higher revenue production from the consulting and developer services groups in the Americas and Europe. On a geographic basis, revenues increased approximately 30% in the Americas and 27% in Europe. Asia-Pacific revenues decreased 9%, primarily due to lower revenues from Japan, partially offset by increases in China and Australia revenues.

The Americas represented 60%, 54% and 51% of Company revenues in 2000, 1999, and 1998, respectively. Europe represented 29%, 33% and 32% and Asia-Pacific represented 11%, 13% and 17% of Company revenues in 2000, 1999, and 1998, respectively.

The Company's operating results are affected by exchange rates. Approximately 26%, 31% and 31% of the Company's revenues were denominated in foreign currencies in 2000, 1999 and 1998, respectively.

       Cost of Revenues
       (Dollars in thousands)

	2000	Change	1999	Change	1998

Cost of revenues	$ 20,953	34%	$ 15,642	15%	$ 13,573
Percentage of net revenues	21.8%		21.0%		22.4%

Cost of revenues as a percentage of net revenues increased by 0.8 percentage points in 2000. As a result, the gross profit margin decreased to 78.2% in 2000 from 79.0% in 1999. The gross profit margin decrease was mainly attributable to the increase in the percentage of data sales, which carry a higher cost of revenues than software products. Data products accounted for 39% of total revenues in 2000 and 33% of total revenues in 1999. In addition, gross profit margin on services improved due to increased utilization of consulting and developer services in revenue contracts.

Cost of revenues as a percentage of net revenues decreased by 1.4 percentage points in 1999. As a result, the gross profit margin increased to 79.0% in 1999 from 77.6% in 1998. The gross profit margin increase was primarily attributable to improved gross profit margin on data product sales due to a shift from selling third-party products to selling the Company's own products. In addition, gross profit margin on services also improved due to increased utilization of consulting and developer services in revenue contracts.

       Operating Expenses
       (Dollars in thousands)

	2000	Change	1999	Change	1998

Research and development	$ 14,514	29%	$ 11,253	10%	$ 10,231
Percentage of net revenues	15.1%		15.1%		16.9%

Selling and marketing	$ 36,984	17%	$ 31,538	23%	$ 25,606
Percentage of net revenues	38.5%		42.4%		42.3%

General and administrative	$ 12,524	23%	$ 10,193	27%	$ 8,019
Percentage of net revenues	13.0%		13.7%		13.2%

Research and development. In 2000, research and development (R&D) expenses increased $3.3 million or 29% over 1999. The increase was primarily attributable to a 24% increase in headcount to support new development initiatives, including the Company's relationship with Oracle Corporation. In 1999, R&D expenses increased $1.0 million or 10% over 1998. The increase was primarily attributed to a 12% increase in headcount and to higher compensation costs. Research and development headcount increased from 110 at the end of fiscal 1998 to 123 at the end of fiscal 1999 and to 152 at the end of fiscal 2000. As a percentage of net revenues, R&D expenses remained constant in fiscal 2000 as compared with 1999 at 15.1%. Capitalized product development costs were $286 thousand, $615 thousand, and $438 thousand in 2000, 1999 and 1998, respectively. These amounts represented 2%, 5% and 4% of total research and development costs in 2000, 1999 and 1998, respectively.

Selling and marketing expenses. Selling and marketing expenses increased $5.4 million or 17% in fiscal 2000. The increase in selling and marketing expenses was primarily attributable to a 12% increase in headcount; increased commission and bonus incentives resulting from the strong revenue and earnings performance in 2000; and increased sales and marketing activity in the Asia-Pacific region, particularly in Japan. Selling and marketing expenses increased $5.9 million or 23% in 1999. The increase in selling and marketing expenses was primarily due to a 15% increase in sales and marketing headcount and a 28% increase in spending on marketing programs in the Americas. The increases in headcount and program spending relate to increased sales and product management activities in the Americas, including those in support of the Company's relationship with Oracle Corporation, and significant increases in sales and marketing activities throughout the Asia-Pacific region. Sales and marketing headcount increased from 170 at the end of 1998 to 195 at the end of 1999 to 218 at the end of 2000. As a percentage of net revenues, selling and marketing expenses declined to 38.5% from 42.4% in 1999.

General and administrative expenses. General and administrative (G&A) expenses increased by $2.3 million or 23% in 2000. The increase was due to a 20% increase in headcount to support MIS initiatives, higher professional fees, and further expansion of the Asia-Pacific region, particularly Japan. Non-cash amortization of intangible assets including goodwill amounted to $1.2 million in 2000 and $1.0 million in 1999. General and administrative expenses increased approximately $2.2 million or 27% in 1999. The increase in G&A expenses was primarily due to an 8% increase in headcount to support expanded operations in Europe, additional MIS headcount, Y2K initiatives throughout the Company, and business development initiatives. In addition, approximately $600 thousand of the increase is due to additional amortization expense as a result of the acquisitions of The Data Consultancy and On Target Mapping. Non-cash amortization of intangible assets including goodwill amounted to $1.0 million in 1999 as compared to approximately $500 thousand in 1998. As a percentage of net revenues, G&A expenses decreased to 13.0% in 2000 from 13.7% in 1999.

       Other Income, net
       (Dollars in thousands)

	2000	Change	1999	Change	1998

Other income, net	$ 1,599	63%	$ 978	-15%	$ 1,150

Other income consisted mainly of interest income of $1.9 million, $1.2 million and $1.5 million in 2000, 1999 and 1998, respectively. Interest income was derived from investment activities. Interest income was offset by foreign currency losses and other expenses, net totaling $285 thousand, $231 thousand and $356 thousand in 2000, 1999 and 1998, respectively.

        Provision for Income Taxes
        (Dollars in thousands)

	2000	Change	1999	Change	1998

Provision for income taxes	$ 4,730	115%	$ 2,198	92%	$ 1,143
Effective tax rate	37.0%		32.8%		26.4%

The increase in the 2000 and the 1999 provision for income taxes was primarily attributable to increased pre-tax operating income, increased impact of state taxes and reduced benefit from foreign tax credit.

Financial Condition

The Company's cash and short-term investments totaled $39.0 million at September 30, 2000, and represented 43% of total assets. The portfolio is invested primarily in short-term, marketable securities. MapInfo has no long-term debt. The Company has a $10.0 million credit facility with a bank that expires in December 2000. The Company also has a $10.0 million line of credit with a bank that expires in January 2001. The Company anticipates that the credit facility and the line of credit will be renewed upon expiration for a one-year period on substantially the same terms. There were no outstanding borrowings under either facility at September 30, 2000 or 1999.

In August 2000, the Board of Directors authorized the Company to repurchase from time to time up to $5.0 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will be in effect during the Company's fiscal year ending September 30, 2001 unless discontinued earlier by the Board of Directors. The Company intends to use any repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. Under previous repurchase programs, the Company purchased 104,250 shares for $2.2 million at an average purchase price of $20.80 per share in fiscal 2000 and 202,500 shares for $1.8 million at an average purchase price of $8.75 per share in fiscal 1999.

Net cash flow from operating activities increased $10.1 million or 112% to $19.2 million in fiscal 2000, compared to $9.0 million in 1999. The increase in net cash flow from operating activities principally consisted of net income, deferred revenue and accounts payable and accrued liabilities, offset by an increase in accounts receivable. Net cash used for investing activities of $18.7 million included $5.2 million for an equity and debt with warrants investment in Alp Mapping Co., Ltd., $1.0 million for an equity investment in Karrtakeskus Oy, $5.6 million for purchases of computer equipment and property and $6.1 million in net purchases of short-term investments. Net cash from financing activities was $3.6 million and consisted of $5.8 million of proceeds from the exercise of stock options and share issuances under the Company's Employee Stock Purchase Plan offset by $2.2 million of repurchased shares of common stock.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

The On Target Communications, Inc. Acquisition

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for large telecommunications providers. The purchase price was approximately $2.2 million in cash, net of cash acquired. In addition, the Company will be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included On Target Mapping's results of operations in the financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of five years.

Investment in Alps Mapping Co., Ltd.

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $1.0 million) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. The companies have also executed an operating agreement whereby MapInfo will assist in the development of new data products for the Japanese market and the integration of these products with the full suite of MapInfo software products and solutions. In addition, the Company may be obligated to make a contingent cash payment in October 2004 of up to $2.0 million to the Company's investment bankers, based on the financial performance of Alps in the four years following the investment. This investment is accounted for under the equity method of accounting.

Investment in Karttakeskus Oy

In January 2000, the Company paid $1.0 million for 19.9% of the outstanding common stock of its distributor in Finland, Karttakeskus Oy ("Karttakeskus"), a mapping technology and solutions company. From January 2000 to September 2000 this investment was accounted for under the equity method of accounting. In September 2000, the Company consented to a merger of Geodata Oy, a Finnish company and Karttakeskus. Geodata Oy is a wholly owned subsidiary of Werner Sö derström Osakeyhtiö, a publicly traded Finnish company. The Company's equity ownership in the new company is 10% of the outstanding common stock and accordingly the investment will be accounted for under the cost method of accounting, hereafter.

The Compusearch Inc. Acquisition

Pursuant to an Asset Purchase Agreement executed on November 13, 2000, on December 7, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Compusearch Inc. ("Compusearch"), a Canadian corporation. Compusearch is a leading provider of micro-marketing segmentation and market analysis solutions in Canada and has been a strategic data partner of the Company since 1998. The purchase price was approximately $6.3 million in cash. The acquisition will be accounted for as a purchase; and, accordingly, the Company will include Compusearch's results of operations in the financial statements from the date of acquisition. Approximately ninety employees of Compusearch became employees of MapInfo Canada Inc. upon the acquisition.

Accounting standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 2000, SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Both SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 and SFAS No. 138 effective October 1, 2000. The Company does not believe that the adoption of SFAS No. 133 and SFAS No. 138 will have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. SAB No. 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000.

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

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including SpatialWare®, TargetPro™, deciBel Planner™, MapXsite®, MapXtreme™ and MapInfo MapX®. The Company also recently began undertaking broad initiatives in wireless and CRM applications. The Company's future success depends, in part, upon customer and market acceptance of these new products and iniatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Reliance on third parties. The Company relies in part on strategic partners and independent developers for the development of certain specialized software and data products that MapInfo licenses and markets. Failure by such strategic partners or independent developers to continue to develop such products, or changes in the contractual arrangements with such strategic partners or independent developers, could have a material adverse effect on the Company's business and results of operations.

Risks associated with international operations. Revenues outside the Americas represented approximately 40% of total Company revenues in fiscal 2000. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 26% of the Company's revenues were denominated in foreign currencies during fiscal 2000. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

	Fiscal Year 2000 Quarter Ended				Fiscal Year 1999 Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	1999	2000	2000	2000	1998	1999	1999	1999

Net revenues	$21,019	$ 23,470	$ 24,665	$ 27,006	$ 16,145	$ 18,028	$ 19,012	$ 21,171
Cost of revenue	4,542	5,013	5,036	6,362	3,560	3,943	3,801	4,338

Gross profit	16,477	18,457	19,629	20,644	12,585	14,085	15,211	16,833

Operating expenses	15,160	15,705	16,625	16,532	11,975	12,684	13,774	14,551

Operating income	1,317	2,752	3,004	4,112	610	1,401	1,437	2,282
Other income, net	270	478	479	372	258	183	221	316

Income before taxes	1,587	3,230	3,483	4,484	868	1,584	1,658	2,598
Provision for income taxes	585	1,197	1,289	1,659	260	524	531	883

Net income	$ 1,002	$ 2,033	$ 2,194	$ 2,825	$ 608	$ 1,060	$ 1,127	$ 1,715

Earnings per share:
Basic	$ 0.08	$ 0.15	$ 0.16	$ 0.20	$ 0.05	$ 0.08	$ 0.09	$ 0.13
Diluted	$ 0.07	$ 0.14	$ 0.15	$ 0.19	$ 0.05	$ 0.08	$ 0.08	$ 0.12

Weighted average shares outstanding:
Basic	13,014	13,301	14,125	13,922	12,848	12,875	12,976	12,962
Diluted	14,171	14,819	15,096	15,207	13,280	13,457	13,703	13,916

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2000

ITEM 8

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Index To Consolidated Financial Statements

Report Of Independent Accountants

To the Board of Directors and Stockholders of
Maplnfo Corporation and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                                        PricewaterhouseCoopers LLP

Albany, New York
October 27, 2000, except for Footnote 17
for which the date is December 7, 2000

MapInfo Corporation and Subsidiaries
Consolidated Income Statements

	Years Ended September 30,

	2000	1999	1998

	(In thousands, except earnings per share)

Net revenues:
Products	$ 87,946	$ 68,169	$ 56,154
Services	8,214	6,187	4,449

Total net revenues	96,160	74,356	60,603

Cost of revenues	20,953	15,642	13,573

Gross profit	75,207	58,714	47,030

Operating expenses:
Research and development	14,514	11,253	10,231
Selling and marketing	36,984	31,538	25,606
General and administrative	12,524	10,193	8,019

Total operating expenses	64,022	52,984	43,856

Operating income	11,185	5,730	3,174
Other income, net	1,599	978	1,150

Income before provision for income taxes	12,784	6,708	4,324
Provision for income taxes	4,730	2,198	1,143

Net income	$ 8,054	$ 4,510	$ 3,181

Earnings per share:
Basic	$ 0.60	$ 0.35	$ 0.24
Diluted	$ 0.54	$ 0.33	$ 0.24

Weighted average shares outstanding:
Basic	13,499	12,915	13,111
Diluted	14,879	13,606	13,354

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,

	2000	1999

	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$ 13,066	$ 8,996
Short-term investments, at amortized cost	25,957	19,865
Accounts receivable, less allowance of $1,749
at September 30, 2000and $1,686 at September 30, 1999	24,341	19,379
Inventories	491	506
Deferred income taxes	1,108	894
Other current assets	2,320	2,814

Total current assets	67,283	52,454
Property and equipment - net	6,845	4,851
Product development costs - net	667	1,202
Deferred income taxes	2,434	1,157
Intangible assets - net	5,864	5,426
Investments and other assets	6,626	1,709

Total assets	$ 89,719	$ 66,799

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 3,918	$ 2,621
Accrued liabilities	15,269	11,102
Deferred revenue	8,084	4,915
Income taxes payable	236	1,996

Total current liabilities	27,507	20,634
Deferred revenue, long term	394	361

Total liabilities	27,901	20,995

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 25,000,000 shares authorized;
13,952,067 shares issued in 2000 and 13,417,193 shares issued in 1999	28	27
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	37,372	30,738
Retained earnings	26,282	18,228
Accumulated other comprehensive income	(1,401)	(178)

	62,281	48,815
Less treasury stock, at cost,
18,183 shares in 2000 and 448,463 shares in 1999	463	3,011

Total stockholders' equity	61,818	45,804

Total liabilities and stockholders' equity	$ 89,719	$ 66,799

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2000, 1999 and 1998

	Common Stock	Common Stock and Additional Paid-in Capital			Treasury Stock
				Accumulated Other			Total
	Shares	Amount	Retained Earnings	Comprehensive Income	Shares	Amount	Stockholders' Equity

	(Dollars in thousands, except share data)
Balance, September 30, 1997	13,318,468	$ 30,822	$ 10,537	$ 15	184,500	$ 879	$ 40,495
Net income	-	-	3,181	-	-	-	3,181
Foreign currency translation adjustment	-	-	-	80	-	-	80

Comprehensive income							3,261
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	98,726	54	-	-	(218,462)	(969)	1,023
Treasury shares issued for acquisition	-	96	-	-	(70,497)	(324)	420
Tax benefit from option exercises	-	101	-	-	-	-	101
Purchase of treasury stock	-	-	-	-	685,350	3,586	3,586

Balance, September 30, 1998	13,417,193	31,073	13,718	95	580,892	3,172	41,714
Net income	-	-	4,510	-	-	-	4,510
Foreign currency translation adjustment	-	-	-	(273)	-	-	(273)

Comprehensive income							4,237
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	-	(494)	-	-	(334,928)	(1,932)	1,438
Tax benefit from option exercises	-	186	-	-	-	-	186
Purchase of treasury stock	-	-	-	-	202,500	1,771	1,771

Balance, September 30, 1999	13,417,193	30,765	18,228	(178)	448,463	3,011	45,804
Net income	-	-	8,054	-	-	-	8,054
Foreign currency translation adjustment	-	-	-	(1,223)	-	-	(1,223)

Comprehensive income							6,831
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	534,874	1,066	-	-	(534,530)	(4,716)	5,782
Tax benefit from option exercises	-	5,569	-	-	-	-	5,569
Purchase of treasury stock	-	-	-	-	104,250	2,168	2,168

Balance, September 30, 2000	13,952,067	$ 37,400	$ 26,282	$ (1,401)	18,183	$ 463	$ 61,818

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended September 30,

	2000	1999	1998

	(Dollars in thousands)
Cash flows from (used for) operating activities
Net income	$ 8,054	$ 4,510	$ 3,181
Depreciation and amortization	5,307	4,763	4,314
Allowance for doubtful accounts, sales returns and inventory	101	(107)	512
Tax benefit from option exercises	4,323	186	101
Minority interest in losses of investments	91	-	-
Gain on sale of assets	(190)	-	-
Provision for deferred income taxes	(220)	29	(288)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,233)	(3,885)	(5,697)
Inventories	56	130	253
Other current assets	(512)	(1,411)	(280)
Accounts payable and accrued liabilities	6,164	3,011	2,948
Deferred revenue	3,476	791	1,500
Income taxes	(1,251)	1,017	331

Net cash from operating activities	19,166	9,034	6,875

Cash flows from (used for) investing activities
Additions to property and equipment	(5,640)	(3,309)	(2,884)
Proceeds from sale of assets	501	-	-
Capitalized product development costs	(286)	(621)	(438)
Acquisitions of businesses and technology	-	(5,099)	(2,088)
Short-term investments, net	(6,092)	(6,828)	(6,537)
Long-term investments	(7,199)	187	(1,171)

Net cash used for investing activities	(18,716)	(15,670)	(13,118)

Cash flows from (used for) financing activities
Repurchase of common stock for treasury	(2,168)	(1,771)	(3,586)
Proceeds from exercise of stock options and ESPP purchases	5,782	1,438	1,023

Net cash from (used for) financing activities	3,614	(333)	(2,563)

Effect of exchange rates on cash and cash equivalents	6	79	(19)

Net change in cash and cash equivalents	4,070	(6,890)	(8,825)

Cash and cash equivalents, beginning of year	8,996	15,886	24,711

Cash and cash equivalents, end of year	$ 13,066	$ 8,996	$ 15,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	2,220	841	661

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (two to seven years) for financial reporting purposes and accelerated methods for tax purposes. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

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

Intangible Assets

Intangible assets represent the excess of cost over the fair value of net assets acquired. Intangible assets are being amortized over the estimated lives using the straight-line method over five to ten years. The Company continually evaluates the existence of impairment on the basis of whether the intangible asset is fully recoverable from projected, undiscounted net cash flows of the related business activity.

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

Computation of Earnings Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share", earnings per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Diluted common equivalent shares consist of stock options using the treasury stock method.

Stock Split

During January 2000 and September 2000, the outstanding shares of the Company's common stock were split three-for-two, which were effected in the form of stock dividends. All prior share amounts have been restated to reflect the stock splits.

Segment Information

In 1999, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Under the new standard the Company is required to use the "management" approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments.

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. SAB No. 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 amounts to conform with the 2000 presentation.

2.     Short-term Investments

At September 30, short-term investments consist of the following:

	2000		1999

	Amortized	Aggregate	Amortized	Aggregate
Type of Investment	Cost	Market value	Cost	market value

Municipal bonds	$ 10,500	$ 10,500	$ 10,619	$ 10,616
Commercial paper	15,457	15,457	9,246	9,247

	$ 25,957	$ 25,957	$ 19,865	$ 19,863

Included in other income, net is interest income of $1,476, $1,209 and $1,506 in 2000, 1999 and 1998, respectively.

A board member of the Company is an officer and shareholder in a financial services firm, which provides investment management advisory and custodial services for the Company. At September 30, 2000, this organization was in custody of $30,973 of cash and cash equivalents and short-term investments under an investment management agreement. The Company paid investment management fees to this firm of $47, $44 and $42 in 2000, 1999 and 1998, respectively.

3.     Property and Equipment

Property and equipment consist of the following:

	September 30,

	2000	1999

Computer hardware and software	$ 15,810	$ 13,046
Equipment	697	514
Furniture and fixtures	1,486	981
Leasehold improvements	1,743	1,005
Leasehold improvements
	19,736	15,546
Accumulated depreciation and amortization	(12,891)	(10,695)

	$ 6,845	$ 4,851

Depreciation and amortization expense for the years ended September 30, 2000, 1999 and 1998 was $3,074, $2,963 and $2,883, respectively.

4.     Product Development Costs

Product development costs consist of the following:

	September 30,

	2000	1999

Product development costs	$ 5,618	$ 5,453
Accumulated amortization	(4,951)	(4,251)

	$ 667	$ 1,202

Capitalized product development costs for the years ended September 30, 2000, 1999 and 1998 were approximately $286, $615 and $438, respectively.

Amortization of capitalized product development costs for the years ended September 30, 2000, 1999 and 1998 was approximately $791, $685 and $905, respectively.

5.     Intangible Assets

Intangible assets consist of the following:

	September 30,

	2000	1999

Intangible assets	$ 8,633	$ 7,074
Accumulated amortization	(2,769)	(1,648)

	$ 5,864	$ 5,426

Amortization of intangible assets for the years ended September 30, 2000, 1999 and 1998 was approximately $1,236, $1,034 and $526, respectively.

6.     Investments

Alps Mapping Co., Ltd.

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading data provider headquartered in Nagoya, Japan. The Company invested 100,000 Yen (approximately $1,000) to acquire the 16.7% equity position and 400,000 Yen (approximately $3,700) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. The companies have also executed an operating agreement whereby MapInfo will assist in the development of new data products for the Japanese market and the integration of these products with the full suite of MapInfo software products and solutions. In addition, the Company may be obligated to make a contingent cash payment in October 2004 of up to $2,000 to the Company's investment bankers, based on the financial performance of Alps in the four years following the investment. This investment is accounted for under the equity method of accounting.

Karttakeskus Oy

In January 2000, the Company paid $1,000 for 19.9% of the outstanding common stock of its distributor in Finland, Karttakeskus Oy ("Karttakeskus"), a mapping technology and solutions company. From January 2000 to September 2000 this investment was accounted for under the equity method of accounting. In September 2000, the Company consented to a merger of Geodata Oy, a Finnish company and Karttakeskus. Geodata Oy is a wholly owned subsidiary of Werner Söderström Osakeyhtiö, a publicly traded Finnish company. The Company's equity ownership in the new company is 10% of the outstanding common stock and accordingly the investment will be accounted for under the cost method of accounting, hereafter.

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

7.     Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,

	2000	1999

Compensation costs	$ 5,336	$ 3,533
Royalties	4,331	2,476
Marketing	586	442
Commissions	943	1,127
Value added taxes	1,292	1,228
Other	2,781	2,296
Other
	$ 15,269	$ 11,102

8.     Credit Facilities

The Company has a $10 million uncollateralized line of credit with a commercial bank, none of which was drawn down at September 30, 2000 or 1999. Interest is at the bank's prime rate. The line of credit expires on January 28, 2001.

The Company also has a revolving convertible credit facility with a commercial bank under which a maximum of $10 million can be borrowed for a two-year period and then converted into a three-year term loan. Interest is at the bank's prime rate, LIBOR plus 1.5%, or a fixed rate, at the Company's option. The credit facility contains certain financial ratio covenants. None of this credit facility was drawn down at September 30, 2000 or 1999. The facility expires in December 2000.

9.     Commitments and Contingencies

Operating leases:

The Company leases two facilities in the Rensselaer Technology Park totaling approximately 102,000 square feet of office space. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the Americas. These leases contain a nominal escalation in rental payments over the term of the lease, and in addition to monthly lease payments, the Company is responsible for such costs as real estate taxes and maintenance. The Company may acquire these facilities through the termination of these leases at a negotiated purchase price. The leases expire in 2002 and 2006. The Company leases office space of approximately 23,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2000 decline from $2,400 in 2001 to $750 in 2005.

Total rent expense for the years ended September 30, 2000, 1999 and 1998 was approximately $3,034, $2,481 and $2,253, respectively.

10.     Income Taxes

Provision for income taxes consists of:

	Year Ended September 30,

	2000	1999	1998

Current:
Federal	$ 3,686	$ 1,203	$ 674
State	444	194	112
Foreign	820	749	645

	4,950	2,146	1,431

Deferred income taxes:
Federal	(182)	171	(161)
State	(75)	(23)	9
Foreign	37	(96)	(136)

	(220)	52	(288)

Provision for income taxes	$ 4,730	$ 2,198	$ 1,143

The provision for income taxes has been reduced for research and development tax credits of approximately $493, $523 and $204 in 2000, 1999 and 1998, respectively. At September 30, 2000, the Company has approximately $1,482 of research and development tax credit carryforwards, which begin to expire in 2008, approximately $198 of alternative minimum tax credit carryforwards, which have no expiration date, and approximately $22 of foreign tax credit carryforwards which begin to expire in 2004. The Company has $2,795 of state net operating loss carryforwards, which begin to expire in 2019.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:

	Year Ended September 30,

	2000	1999	1998

Federal statutory income tax rate	34%	34%	34%
State taxes	4	2	2
Non-U.S. tax rates and other foreign charges	-	(2)	(1)
Tax-exempt investment income	(1)	(2)	(3)
Research and development credit	(4)	(3)	(6)
Intangible asset amortization	2	3	3
Non-deductible expenses and other	2	0.8	(2.6)

	37.0%	32.8%	26.4%

U.S. income before provision for income taxes was $11,019, $4,911 and $3,114 for the years ended September 30, 2000, 1999 and 1998, respectively.

Deferred income taxes recorded in the consolidated balance sheets at September 30, 2000 and 1999 consist of the following temporary differences:

	September 30,

	2000	1999

Current deferred tax asset:
Accrued expenses	$ 599	$ 433
Bad debt reserve	221	210
Inventory	66	70
Allowance for returns	247	227
Other current assets	(25)	(46)

Net current deferred tax assets	1,108	894

Long term deferred tax assets (liabilities):
Capitalized product development costs	(212)	(302)
Tax credit carryovers	1,702	690
Property and equipment	332	470
Accrued expenses	60	82
Intangible assets	246	81
State operating loss	108	-
Other non-current assets	198	136

Net long-term deferred tax assets	2,434	1,157

Net deferred tax assets	$ 3,542	$ 2,051

The tax benefit from stock option exercises, reflected as an increase in additional paid-in capital, includes $1,271 of deferred tax benefit for federal tax credits released from prior years and state operating loss carryforwards.

There are no valuation allowances recorded against the Company's deferred tax assets, as it is more likely than not that all future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income are reduced.

11.     Stockholders' Equity

Earnings Per Share

The following represents the basic and diluted earnings per share amounts for the years ended September 30, 2000, 1999 and 1998 in accordance with SFAS No. 128 -- "Earnings Per Share":

	Year Ended September 30,

	2000	1999	1998

Net income	$ 8,054	$ 4,510	$ 3,181

Weighted average shares for basic EPS	13,499	12,915	13,111
Effect of dilutive stock options	1,380	691	243

Weighted average shares and assumed exercise of
Stock options for diluted EPS	14,879	13,606	13,354

Basic EPS	$ 0.60	$ 0.35	$ 0.24
Diluted EPS	$ 0.54	$ 0.33	$ 0.24

Treasury Shares

During the fiscal years ended September 30, 2000 and 1999, the Company repurchased 104,250 shares at a cost of $2,200 and 202,500 shares at a cost of $1,800, respectively. To date the Company has repurchased 1,176,600 shares at a cost of $8,400 of which 1,158,417 shares have been reissued, primarily upon option exercises and under the Company's Employee Stock Purchase Plan. The Company intends to use repurchased shares for issuance upon the exercise of employee stock options, purchases under the Company's employee stock purchase plan, or other corporate purposes.

In August 2000, the Board of Directors authorized the Company to repurchase from time to time up to $5,000 of the Company's Common Stock on the open market or in negotiated transactions. This repurchase program will be in effect during the Company's fiscal year ending September 30, 2001 unless discontinued earlier by the Board of Directors. The Company intends to use any repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,012,500 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the fiscal years ended September 30, 2000, 1999 and 1998, employees purchased 125,800, 195,134 and 172,490 shares, respectively.

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Typically, options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted after June 1996 typically vest over 4 years and expire 10 years from the date of grant. At September 30, 2000, options for 857,536 shares were vested and 720,708 were available for future grants under the plans.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Balance, September 30, 1997	2,402,576	$ 4.29

Options granted	541,574	5.14
Options forfeited	(308,677)	4.40
Options exercised	(144,741)	2.59

Balance, September 30, 1998	2,490,732	4.56

Options granted	924,078	6.39
Options forfeited	(177,073)	4.86
Options exercised	(139,842)	3.87

Balance, September 30, 1999	3,097,895	5.12

Options granted	894,380	14.13
Options forfeited	(216,579)	6.34
Options exercised	(939,531)	4.70

Balance, September 30, 2000	2,836,165	8.01

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2000 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/30/00	Contractual Life	Exercise Price	at 9/30/00	Exercise Price

$0.77 to $4.39	684,711	5.48	$ 4.05	397,059	$ 3.88
$4.44 to $5.56	807,862	7.36	5.20	315,931	4.98
$5.67 to $8.31	790,331	8.59	7.46	115,575	6.47
$8.33 to $27.29	552,286	9.26	17.76	28,971	9.75
$28.33 to $28.33	975	9.93	28.33	-	-

	2,836,165	7.62	$ 8.01	857,536	$ 4.83

The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees", to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", pro forma net income and earnings per share would have been:

	2000	1999	1998

Pro forma net income	$ 5,573	$ 3,056	$ 2,059
Pro forma earnings per share (diluted)	$ 0.37	$ 0.22	$ 0.16

The weighted average fair value of options granted under the plans during fiscal years 2000, 1999 and 1998 were $8.92, $3.68 and $3.09, respectively. The weighted average assumptions for the various option plans range from:

	2000	1999	1998

Risk-free interest rate	5.9% to 6.8%	4.1% to 6.0%	4.5% to 5.9%
Expected term	6 months to 6.6 years	6 months to 6.2 years	6 months to 6.3 years
Company's expected volatility	58%	55%	57%
Dividend yield	None	None	None

13.     Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. Beginning January 1, 2000, the Company may at its option contribute up to $0.50 for each $1.00 contributed by a participant to the plan, up to a maximum of 4% of the participant's annual compensation. Deferred compensation expense for the years ended September 30, 2000, 1999 and 1998 was $548, $265 and $240, respectively.

14.     Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 2000, the Company had $1,100 in U.S. banks in excess of insured limits and $737 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors.

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

Summarized financial information by segment for 2000, 1999 and 1998, as taken from the internal management accounting system discussed above, is as follows:

	September 30,

	2000	1999	1998

Revenue:
Americas	$ 58,065	$ 40,019	$ 30,675
EAME	27,257	24,861	19,540
Asia-Pacific	10,838	9,476	10,388
Asia-Pacific
Total Revenue	$ 96,160	$ 74,356	$ 60,603
Total Revenue

Operating income:
Americas	$ 23,389	$ 13,780	$ 8,703
EAME	8,201	6,902	5,015
Asia-Pacific	2,764	3,121	5,160
Corporate adjustments	(23,169)	(18,073)	(15,704)

Total operating income	$ 11,185	$ 5,730	$ 3,174

Depreciation and amortization included in operating income consists of:
Americas	$ 3,625	$ 3,158	$ 2,970
EAME	1,459	1,380	1,079
Asia-Pacific	223	225	265

Total depreciation and amortization	$ 5,307	$ 4,763	$ 4,314

The operating income by segment above differs from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain corporate costs for research and development, marketing, and general and administrative activities to the geographic locations. The table above reconciles the operating income by segment to operating income as reported on the Income Statements by including such adjustments.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic revenue information is based on the ordering location of the customer. Long-lived assets information is based on the physical location of the assets.

The following is revenue and long-lived assets information for geographic locations.

	September 30,

	2000	1999	1998

Revenue:
U.S.	$ 56,187	$ 38,703	$ 29,272
United Kingdom	14,077	12,712	9,515
All other countries	25,896	22,941	21,816

Total Revenue	$ 96,160	$ 74,356	$ 60,603

Long-Lived Assets:
U.S.	$ 10,228	$ 6,448	$ 4,039
United Kingdom	4,303	5,011	4,598
All other countries	954	770	901

Total long-lived assets	$ 15,485	$ 12,229	$ 9,538

In 2000, 1999 and 1998 no single customer accounted for 10% or more of the Company's revenues.

16.     Acquisitions

On Target Communications, Inc.

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications, Inc., a Pennsylvania corporation doing business as On Target Mapping. A MapInfo value-added reseller since 1992, On Target Mapping delivers data products and solutions for large telecommunications providers. The purchase price was approximately $2,150, net of cash acquired. In addition, the Company will be obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The acquisition has been accounted for as a purchase; and, accordingly, the Company has included On Target Mapping's results of operations in the financial statements from the date of acquisition. Intangible assets resulting from the acquisition, including goodwill, are being amortized on a straight-line basis over a period of five years.

17.     Subsequent Event

Compusearch Inc.

Pursuant to an Asset Purchase Agreement executed on November 13, 2000, on December 7, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Compusearch Inc. ("Compusearch"), a Canadian corporation. Compusearch is a leading provider of micro-marketing segmentation and market analysis solutions in Canada and has been a strategic data partner of the Company since 1998. The purchase price was approximately $6,300 in cash. The acquisition will be accounted for as a purchase; and, accordingly, the Company will include Compusearch's results of operations in the financial statements from the date of acquisition. Approximately ninety employees of Compusearch became employees of MapInfo Canada Inc. upon the acquisition

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2001 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

(a)     See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the years ended September 30, 2000, 1999 and 1998 included in Item 14(d):

Schedule VIII -     Valuation and Qualifying Accounts

Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

Listing of Exhibits
EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant. (A)

3.2	Amended By-Laws of the Registrant. (B)

4	Specimen Certificate for shares of the Registrant's Common Stock. (C)

10.1+	Employee Non-Qualified Stock Option Plan I, as amended to date. (D)

10.2+	Employee Non-Qualified Stock Option Plan II, as amended to date. (D)

10.3+	1993 Stock Incentive Plan, as amended to date. (E)

10.4+	1993 Director Stock Option Plan, as amended to date. (F)

10.5	Lease Agreement dated as of August 1, 1993 by and between the Registrant and Rensselaer Polytechnic Institute. (D)

10.6+	Employee Patent and Confidential Information Agreement dated as of May 1, 1988 by and between the Registrant and Michael D. Marvin. (G)

10.7+	Amended and Restated Employment Agreement, dated as of April 1, 2000 by and between the Registrant and D. Joseph Gersuk. (E)

10.8+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 10, 1997 by and between the Registrant and D. Joseph Gersuk. (H)

10.9	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (I)

10.10+	Amended and restated Employment Agreement dated as of September 30, 1996 by and between the Registrant and Michael D. Marvin. (J)

10.11+	Employee Patent, Confidential Information and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (J)

10.12+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini. (K)

10.13+	Amended and Restated Employment Agreement dated as of July 14, 2000 by and between the Registrant and John C. Cavalier.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

27	Financial Data Schedule

____________

(A)     Incorporated herein by reference from the exhibits to the Form 8-K dated November 6,          1997.

(B)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended          December 31, 1999.

(C)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended          September 30, 1997.

(D)     Incorporation herein by reference from the exhibits to the Registrant's Registration          Statement on Form S-1 (File No. 33-72866).

(E)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended          March 31, 2000.

(F)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended          June 30, 2000.

(G)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended          September 30, 1994.

(H)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended          June 30, 1997.

(I)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended          March 31, 1995.

(J)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended          September 30, 1996.

(K)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended          September 30, 1998.

+       Management contract or compensation plan or arrangement required to be filed pursuant to          Item 14(c) of Form 10-K.

(b)     Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended September 30, 2000.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2000

ITEM 14(d)

FINANCIAL STATEMENT SCHEDULE

MapInfo Corporation and Subsidiaries
Valuation and Qualifying Accounts

Schedule VIII

(Dollars in thousands)

	Column B	Column C		Column D	Column E
Column A	Balance at	Additions	Additions		Balance at
	Beginning	charged to	charged to		end of
Description	of period	expense, net	other accounts	Deductions	period

Year ended September 30, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts
And sales returns	$ 1,347	196	235(2)	(6)(1)	$ 1,772
Year ended September 30, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts
And sales returns	$ 1,772	144	172(2)	(402)(1)	$ 1,686
Year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts
And sales returns	$ 1,686	3	61(2)	(1)(1)	$ 1,749

(1)Uncollectible accounts written off.
(2)Allowance for sales returns.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION

(Registrant)

By:	/s/ John C. Cavalier

John C. Cavalier
Chief Executive Officer

Date:	December 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John C. Cavalier	Chief Executive Officer	December 15, 2000
(Principal Executive Officer)
John C. Cavalier

/s/ Michael D. Marvin	Chairman of the Board	December 15, 2000

Michael D. Marvin

/s/ D. Joseph Gersuk	Executive Vice President, Treasurer	December 15, 2000
and Chief Financial Officer
D. Joseph Gersuk	(Principal Financial and
Accounting Officer)

/s/ Laszlo C. Bardos	Director	December 15, 2000

Laszlo C. Bardos

/s/ George C. McNamee	Director	December 15, 2000

George C. McNamee

/s/ James A. Perakis	Director	December 15, 2000

James A. Perakis

/s/ Joni Kahn	Director	December 15, 2000

Joni Kahn

/s/ Quinn H. Tran	Director	December 15, 2000

Quinn H. Tran