Form 10-Q
period 2000-12-31
MAPINFO CORP
filed 2001-02-14
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000
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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 2001 was 14,469,794.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2000

INDEX
		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three months ended December 31, 2000 and 1999	1

	Balance Sheets
	as of December 31, 2000 and September 30, 2000	2

	Cash Flows Statements
	for the three months ended December 31, 2000 and 1999	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	14

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	15
ITEM 6.	Exhibits and Reports on Form 8-K	15

Signatures		16
Exhibit Index		17

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended December 31,

	2000	1999

Net revenues	$ 26,520	$ 21,019
Cost of revenues	5,740	4,542

Gross profit	20,780	16,477

Operating expenses:
Research and development	4,110	3,258
Selling and marketing	10,355	8,957
General and administrative	3,312	2,945

Total operating expenses	17,777	15,160

Operating income	3,003	1,317
Other income - net	337	270

Income before provision for income taxes	3,340	1,587
Provision for income taxes	1,236	585

Net income	$ 2,104	$ 1,002

Earnings per share: (1)
Basic	$ 0.15	$ 0.08
Diluted	$ 0.14	$ 0.07

Weighted average shares outstanding: (1)
Basic	14,170	13,014
Diluted	15,408	14,171

(1)

Earnings per share amounts and weighted average shares outstanding have been restated to reflect a three-for-two stock split, effected in the form of a stock dividend, in January 2000 and a three-for-two stock split, effected in the form of a stock dividend, in September 2000.

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	December 31,	September 30,
	2000	2000

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 11,200	$ 13,066
Short-term investments, at amortized cost	25,349	25,957
Accounts receivable, less allowance of $2,379 and $1,749
at December 31, 2000 and September 30, 2000, respectively	24,553	24,341
Inventories	451	491
Income taxes receivable	4,458	-
Deferred income taxes	1,108	1,108
Other current assets	2,808	2,320

Total current assets	69,927	67,283
Property and equipment - net	8,157	6,845
Product development costs - net	572	667
Deferred income taxes	2,435	2,434
Intangible assets - net	10,866	5,864
Investments and other assets	7,472	6,626

Total assets	$ 99,429	$ 89,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,642	$ 3,918
Accrued liabilities	14,925	15,269
Deferred revenue	10,273	8,084
Income taxes payable	-	236

Total current liabilities	26,840	27,507
Deferred revenue, long term	483	394

Total liabilities	27,323	27,901

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	29	28
Preferred stock, $0.01 par value	-	-
Paid-in capital	45,057	37,372
Retained earnings	28,386	26,282
Accumulated other comprehensive income	(1,212)	(1,401)

	72,260	62,281
Less treasury stock, at cost	154	463

Total stockholders' equity	72,106	61,818

Total liabilities and stockholders' equity	$ 99,429	$ 89,719

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Three months
	Ended December 31,

	2000	1999

Cash flows from (used for) operating activities
Net income	$ 2,104	$ 1,002
Depreciation and amortization	1,572	1,234
Allowance for doubtful accounts, sales returns and inventory	575	337
Tax benefit from option exercises	5,658	189
Minority interest in gains of investments	(145)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,069	354
Inventories	9	32
Other assets	126	179
Accounts payable and accrued liabilities	(3,144)	(1,603)
Deferred revenue	765	91
Income taxes	(4,703)	(688)

Net cash from operating activities	3,886	1,127

Cash flows from (used for) investing activities
Additions to property and equipment	(1,088)	(1,039)
Capitalized product development costs	(40)	(15)
Acquisition of business	(6,619)	-
Short-term investments, net	608	(1,205)
Other investments	(1,000)	(250)

Net cash used for investing activities	(8,139)	(2,509)

Cash flows from (used for) financing activities
Repurchase of common stock for treasury	(351)	(144)
Proceeds from exercise of options and ESPP stock purchases	2,688	541

Net cash from financing activities	2,337	397

Effect of exchange rate changes on cash and cash equivalents	50	6

Net change in cash and equivalents	(1,866)	(979)
Cash and equivalents, beginning of period	13,066	8,996

Cash and equivalents, end of period	$ 11,200	$ 8,017

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

The September 30, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain reclassifications have been made to amounts previously reported to conform to the fiscal 2001 presentation.

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 2000 and 1999.

	Three Months Ended December 31,

	2000	1999

	(Amounts in thousands,
	except per share data)

Net income	$ 2,104	$ 1,002

Weighted average shares for basic EPS	14,170	13,014
Effect of dilutive stock options	1,238	1,157

Weighted average shares and assumed exercise of
stock options for diluted EPS	15,408	14,171

Basic EPS	$ 0.15	$ 0.08
Diluted EPS	$ 0.14	$ 0.07

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

3.  New Accounting Standards

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent on the intended use of the derivative and the resulting designation. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company believes that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

4.  Segment Information

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

4.  Segment Information (continued)

Summary financial information by segment for the three months ended December 31, 2000 and 1999, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended December 31,

	2000	1999

Net revenues:
Americas	$ 17,366	$ 12,003
EAME	6,953	6,107
Asia-Pacific	2,201	2,909

Total net revenues	$ 26,520	$ 21,019

Operating income :
Americas	$ 6,846	$ 4,460
EAME	2,219	1,424
Asia-Pacific	479	874
Corporate adjustments:
R&D	(3,252)	(2,555)
Marketing	(2,084)	(1,747)
G&A	(1,205)	(1,139)
G&A
Total operating income	$ 3,003	$ 1,317

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

5.  Acquisition

The Acquisition of Assets of Compusearch Inc.

Pursuant to an Asset Purchase Agreement executed on November 13, 2000, on December 8, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Compusearch Inc. ("Compusearch"), a Canadian corporation. Compusearch is a leading provider of micro-marketing segmentation and market analysis solutions in Canada and has been a strategic data partner of the Company since 1998. The purchase price was approximately $6.3 million in cash. The acquisition was accounted for as a purchase; and, accordingly, the Company has included Compusearch's results of operations in the financial statements from the date of acquisition. Ninety-one employees of Compusearch became employees of MapInfo Canada Inc. upon the acquisition.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(Unaudited)

6.  Commitments and Contingencies

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease is $2.1 million payable in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company plans to construct a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. The facility is expected to be completed by early calendar year 2002 at a projected total cost of $17.5 million. Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire, on or before December 31, 2001, the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016. The Company plans to finance the construction of the 150,000 square foot facility and the related ground lease from either existing cash resources, future cash flows from operations, debt or equity financing that the Company may arrange in the future, or from a sale/leaseback transaction.

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications Inc. ("On Target Mapping"). As per the agreement, the Company is obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The Company estimates this payment to be approximately $4.0 million. This additional payment will be recorded as goodwill and amortized over the next three years.

In December 2000, the Company was named as a defendant in an action filed by Michael Reiff in the United States District Court Northern District of New York alleging breach of a purported contract of employment, and related matters in connection with the Company's termination of Reiff as the Company's Vice President and General Manager, Asia Pacific Operations. The complaint seeks $2.6 million compensation for loss of employment and consequent loss of stock option vesting, and $15.0 million in punitive damages. The Company believes these claims are without merit and intends to defend them vigorously.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo Corporation ("MapInfo" or the "Company") designs, develops, markets, licenses and supports software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 21 languages and sold in 58 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

Net Revenues

For the first quarter of fiscal 2001, revenues increased $5.5 million or 26% to $26.5 million from $21.0 million in the same period a year ago. Approximately $2.6 million of the increase was attributable to increased unit sales of data products, $2.0 million was attributable to increased unit sales of software products, and $0.9 million was attributable to increased sales of services. The growth in data revenues primarily resulted from increased demand for data products, principally in the Americas, as a result of selling enterprise solutions that incorporate the full suite of MapInfo's software, information products and services. On a geographic basis, revenues increased approximately 45% in the Americas and 14% in EAME, offset partially by a decrease of 24% in Asia-Pacific over the same period a year ago. The increase in the Americas revenues was mainly attributable to the increased sales of data and software products as previously discussed. The decrease in Asia-Pacific revenues was mainly the result of a decline in revenues in Australia. Excluding the effect of foreign currency translation, EAME revenue would have increased 21% and Asia-Pacific revenue would have decreased 16% for the quarter compared to the prior year results.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues remained flat at 21.6% in the first quarter of 2001 compared to the same period in 2000. As a result, the gross margin was consistent with prior year at 78.4%.

Research and development (R&D) expenses of $4.1 million in the first quarter of fiscal 2001 increased 26% over the prior year period. The increase in R&D expenses in the quarter was primarily attributable to a 52 person increase in headcount, 18 resulting from the acquisition of Compusearch, with the balance of the increase supporting the Company's QA initiatives and expansion into wireless and CRM applications. As a percentage of revenues, R&D expenses in the first quarter of 2001 remained flat at 15.5% when compared to the first quarter of prior year.

Selling and marketing expenses increased 16% to $10.4 million in the first quarter of 2001 from $9.0 million for the same period in 2000. The increase was primarily attributable to a 10% increase in headcount as well as increased commission expense in the sales organization resulting from the strong first quarter 2001 revenue. As a percentage of revenues, selling and marketing expenses decreased to 39.0% in the first quarter of 2001 from 42.6% for the same period in 2000 due to improved sales productivity.

General and administrative (G&A) expenses increased 12% to $3.3 million in the first quarter of fiscal 2001 from $2.9 million for the same period in 2000. The Americas' G&A organization experienced an increase in headcount of 11%, primarily in the MIS organization, during the first quarter 2001 compared to prior year. Included in G&A expenses for the first quarter of fiscal 2001 and fiscal 2000 was amortization of intangibles relating to acquisitions of $308 thousand and $292 thousand, respectively. For the first quarter of fiscal 2001, G&A expenses as a percentage of revenues decreased to 12.5% as compared to 14.0% for the same period in fiscal 2000.

Other income, net increased $67 thousand to $337 thousand in the first quarter of fiscal 2001 from $270 thousand for the same period in 2000. Other income, net consists primarily of interest income. Interest income for the first quarter was $596 thousand versus $359 thousand in the first quarter of fiscal 2000. The increase in interest income is due to the increased cash and short-term investment balances and the increase in interest rates. In addition, foreign currency effects had a negative impact of $84 thousand in the first quarter of 2001 versus a favorable impact of $50 thousand in the first quarter of fiscal 2000.

The effective income tax rate for the quarter ended December 31, 2000 was consistent with the quarter ended December 31, 1999 at 37%.

Financial Condition

The Company's cash and short-term investments totaled $36.5 million at December 31, 2000 compared to $39.0 million at September 30, 2000. The Company's investment portfolio consisted primarily of short-term investment grade marketable securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 2001, and a $10 million credit facility with a bank that expires in January 2002. There were no outstanding borrowings under either facility at December 31, 2000.

Net cash generated from operating activities was $3.9 million for the quarter ended December 31, 2000 compared to $1.1 million for the same period in fiscal 2000. The cash generated from operating activities in the first quarter of 2001 was principally the result of net income and collection of accounts receivable. Net cash used for investing activities in the first quarter of 2001 was $8.1 million. Investing activities included $1.1 million in purchases of property and equipment, $1.0 million for an equity investment (in the form of a convertible note) in Foveon Corp., and $6.6 million for the December 8, 2000 acquisition of assets of Compusearch Inc. (including related expenses), offset by net cash flows from short-term investments of $600 thousand. Financing activities generated $2.3 million during the first quarter of 2001, principally due to proceeds from the exercise of stock options.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet the Company's operating requirements for the next twelve months.

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease is $2.1 million payable in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company plans to construct a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. The facility is expected to be completed by early calendar year 2002 at a projected total cost of $17.5 million. Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire on or before December 31, 2001 the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016. The Company plans to finance the construction of the 150,000 square foot facility and the related ground lease from either existing cash resources, future cash flows from operations, debt or equity financing that the Company may arrange in the future, or from a sale/leaseback transaction.

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications Inc. ("On Target Mapping"). As per the agreement, the Company is obligated to make a contingent cash payment in March 2001, based on the financial performance of On Target Mapping in the two years following the acquisition. The Company estimates this payment to be approximately $4.0 million. This additional payment will be recorded as goodwill and amortized over the next three years.

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

New Accounting Standards

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent on the intended use of the derivative and the resulting designation. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 35% of total Company revenues in the first quarter of fiscal 2001. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 25% of the Company's revenues were denominated in foreign currencies during the three months ended December 31, 2000. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Variability of quarterly operating results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts, and substantially all of its product revenues in each quarter result from software licenses issued in that quarter. Accordingly, the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Also, the Company could experience reduced revenues from telecommunications and Internet companies as a result of decreased spending in those industries.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. In addition, the Company has entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S. dollars of $3.8 million.

The Company is also exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

MapInfo Corporation

Part II. Other Information

Item 1. Legal Proceedings

In December 2000, the Company was named as a defendant in an action filed by Michael Reiff in the United States District Court Northern District of New York alleging breach of a purported contract of employment, and related matters in connection with the Company's termination of Reiff as the Company's Vice President and General Manager, Asia Pacific Operations. The complaint seeks $2.6 million compensation for loss of employment and consequent loss of stock option vesting, and $15.0 million in punitive damages. The Company believes these claims are without merit and intends to defend them vigorously.

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended December 31, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: February 14, 2001	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index
Exhibit Number	Description of Exhibit

10.1	Employment Agreement dated as of January 1, 2001 by and between the Registrant and Mark P. Cattini.