Form 10-Q
period 2001-03-31
MAPINFO CORP
filed 2001-05-14
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 1, 2001 was 14,562,350.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2001

INDEX
		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three and six months ended March 31, 2001 and 2000	1

	Balance Sheets
	as of March 31, 2001 and September 30, 2000	2

	Cash Flows Statements
	for the six months ended March 31, 2001 and 2000	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II.	OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Exhibit Index		19

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2001	2000	2001	2000

Net revenues	$ 30,407	$ 23,470	$ 56,927	$ 44,489
Cost of revenues	6,901	5,013	12,641	9,555

Gross profit	23,506	18,457	44,286	34,934

Operating expenses:
Research and development	4,805	3,532	8,915	6,790
Selling and marketing	10,774	8,813	21,129	17,770
General and administrative	4,066	3,360	7,378	6,305

Total operating expenses	19,645	15,705	37,422	30,865

Operating income	3,861	2,752	6,864	4,069
Other income - net	353	478	690	748

Income before provision for income taxes	4,214	3,230	7,554	4,817
Provision for income taxes	1,483	1,197	2,719	1,782

Net income	$ 2,731	$ 2,033	$ 4,835	$ 3,035

Earnings per share: (1)
Basic	$ 0.19	$ 0.15	$ 0.34	$ 0.23
Diluted	$ 0.18	$ 0.14	$ 0.31	$ 0.21

Weighted average shares outstanding: (1)
Basic	14,483	13,301	14,326	13,158
Diluted	15,531	14,819	15,481	14,561

(1)

Earnings per share amounts and weighted average shares outstanding have been restated to reflect a three-for-two stock split, effected in the form of a stock dividend, in January 2000 and a three-for-two stock split, effected in the form of a stock dividend, in September 2000.

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	March 31,	September 30,
	2001	2000

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 16,170	$ 13,066
Short-term investments, at amortized cost	18,509	25,957
Accounts receivable, less allowance of $2,612 and $1,749
at March 31, 2001 and September 30, 2000, respectively	29,274	24,341
Inventories	406	491
Income taxes receivable	3,795	-
Deferred income taxes	1,149	1,108
Other current assets	3,599	2,320

Total current assets	72,902	67,283
Property and equipment - net	10,013	6,845
Product development costs - net	469	667
Deferred income taxes	2,433	2,434
Intangible assets - net	11,317	5,864
Investments and other assets	7,554	6,626

Total assets	$ 104,688	$ 89,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 4,055	$ 3,918
Accrued liabilities	15,730	15,269
Deferred revenue	10,184	8,084
Income taxes payable	-	236

Total current liabilities	29,969	27,507
Deferred revenue, long term	684	394
Other long term liabilities	386	-

Total liabilities	31,039	27,901

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	29	28
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	44,776	37,372
Retained earnings	31,117	26,282
Accumulated other comprehensive income	(1,891)	(1,401)

	74,031	62,281
Less treasury stock, at cost	382	463

Total stockholders' equity	73,649	61,818

Total liabilities and stockholders' equity	$ 104,688	$ 89,719

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Six months
	Ended March 31,

	2001	2000

Cash flows from (used for) operating activities
Net income	$ 4,835	$ 3,035
Depreciation and amortization	3,602	2,376
Allowance for doubtful accounts, sales returns and inventory	831	368
Tax benefit from option exercises	6,242	3,933
Minority interest in losses of investments	(135)	-
Gain on sale of assets	-	(222)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,112)	1,216
Inventories	64	145
Other assets	(1,022)	(447)
Accounts payable and accrued liabilities	(262)	615
Deferred revenue	940	806
Income taxes	(4,005)	(3,806)

Net cash from operating activities	6,978	8,019

Cash flows from (used for) investing activities
Additions to property and equipment	(3,495)	(3,048)
Proceeds from sale of assets	-	546
Capitalized product development costs	(131)	(24)
Acquisition of businesses	(7,937)	-
Short-term investments, net	7,448	3,526
Other investments	(1,000)	(6,673)

Net cash used for investing activities	(5,115)	(5,673)

Cash flows from (used for) financing activities
Repurchase of common stock for treasury	(2,948)	(144)
Proceeds from exercise of options and employee stock purchases	4,191	3,697

Net cash from financing activities	1,243	3,553

Effect of exchange rate changes on cash and cash equivalents	(2)	(58)

Net change in cash and equivalents	3,104	5,841
Cash and equivalents, beginning of period	13,066	8,996

Cash and equivalents, end of period	$ 16,170	$ 14,837

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

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended March 31, 2001 and 2000.

	Three months Ended March 31,		Six months Ended March 31,

	2001	2000	2001	2000

	(Amounts in thousands, except per share data)

Net income	$ 2,731	$ 2,033	$ 4,835	$ 3,035

Weighted average shares for basic EPS	14,483	13,301	14,326	13,158
Effect of dilutive stock options	1,048	1,518	1,155	1,403

Weighted average shares and assumed exercise
of stock options for diluted EPS	15,531	14,819	15,481	14,561

Basic EPS	$ 0.19	$ 0.15	$ 0.34	$ 0.23
Diluted EPS	$ 0.18	$ 0.14	$ 0.31	$ 0.21

3.  Comprehensive Income

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

3.  Comprehensive Income (continued)

Comprehensive income was as follows:

	Three months ended March 31,		Six months ended March 31,

	2001	2000	2001	2000

	(In thousands)

Net income	$ 2,731	$ 2,033	$ 4,835	$ 3,035
Change in accumulated translation adjustments	(679)	(226)	(490)	(426)

Total comprehensive income	$ 2,052	$ 1,807	$ 4,345	$ 2,609

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

4.  Segment Information (continued)

Summary financial information by segment for the three and six months ended March 31, 2001 and 2000, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2001	2000	2001	2000

	(In thousands)
Net revenues:
Americas	$ 16,979	$ 14,231	$ 34,345	$ 26,234
EAME	10,273	6,681	17,226	12,788
Asia-Pacific	3,155	2,558	5,356	5,467

Total net revenues	$ 30,407	$ 23,470	$ 56,927	$ 44,489

Operating income :
Americas	$ 5,641	$ 5,154	$ 12,488	$ 9,614
EAME	3,712	2,354	5,931	3,778
Asia-Pacific	1,254	803	1,733	1,677
Corporate adjustments:
Research and development	(3,391)	(2,744)	(6,643)	(5,299)
Marketing	(2,102)	(1,619)	(4,187)	(3,366)
General and administrative	(1,253)	(1,196)	(2,458)	(2,335)

Total operating income	$ 3,861	$ 2,752	$ 6,864	$ 4,069

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

5.  Acquisition

The Acquisition of Assets of Compusearch Inc.

Pursuant to an Asset Purchase Agreement executed on November 13, 2000, on December 8, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Compusearch Inc. ("Compusearch"), a Canadian corporation. Compusearch is a leading provider of micro-marketing segmentation and market analysis solutions in Canada and has been a strategic data partner of the Company since 1998. The purchase price was approximately $6.3 million in cash. The acquisition was accounted for as a purchase; accordingly, the Company has included Compusearch's results of operations in the financial statements from the date of

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Acquisition (continued)

acquisition. Intangible assets resulting from the acquisition, including approximately $4.0 million of goodwill, are being amortized on a straight-line basis over a period of 7 years. Ninety-one employees of Compusearch became employees of MapInfo Canada Inc. upon the acquisition.

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

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications Inc. ("On Target Mapping"). Pursuant to the agreement, in April 2001 the Company made a contingent cash payment of $4.2 million, based on the financial performance of On Target Mapping in the two years following the acquisition. This additional payment will be recorded as goodwill and amortized over the next three years.

In December 2000, the Company was named as a defendant in an action filed by Michael Reiff in the United States District Court for the Northern District of New York alleging breach of a purported contract of employment and related matters in connection with the Company's termination of Reiff as the Company's Vice President and General Manager, Asia Pacific Operations. The complaint seeks $2.6 million compensation for loss of employment and consequent loss of stock option vesting, and $15.0 million in punitive damages. The Company believes these claims are without merit and intends to defend them vigorously.

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

Net Revenues

For the second quarter of fiscal 2001, revenues increased $6.9 million or 30% to $30.4 million from $23.5 million in the same period a year ago. Approximately $3.8 million of the increase was attributable to increased unit sales of data products, $1.6 million was attributable to increased unit sales of software products, and $1.5 million was attributable to increased sales of services. The growth in data revenues primarily resulted from increased demand for Company-owned data products and the effect of the Compusearch acquisition. On a geographic basis, revenues increased approximately 54% in EAME, 23% in Asia-Pacific and 19% in the Americas, over the same period a year ago. The increase in EAME revenues was mainly attributable to increased unit sales in the UK and Germany, primarily to customers in the telecommunications industry. The increase in Asia-Pacific was primarily due to increased unit sales of software and services in Japan and India, offset by lower revenues in Australia which was down 20% on a reported basis and down 5% excluding the effect of foreign exchange. The increase in the Americas revenues was primarily attributable to the acquisition of Compusearch. Excluding the effect of foreign currency translation, EAME revenues would have increased 66% and Asia-Pacific revenues would have increased 37% for the second quarter of fiscal 2001 compared to the prior year results.

For the six months ended March 31, 2001, revenues increased $12.4 million or 28% to $56.9 million from $44.5 million in the same period a year ago. Approximately $6.6 million of the increase was attributable to increased unit sales of data products, $3.5 million was attributable to increased unit sales of software products, and $2.3 million was attributable to increased sales of services. The growth in data revenues primarily resulted from increased demand for data products as a result of selling enterprise solutions that incorporate the full suite of MapInfo's software, information products and services. On a geographic basis, revenues increased approximately 31% in the Americas and 35% in EAME, which were offset by a 2% decrease in Asia-Pacific revenues over the same period a year ago. The increase in the Americas revenues was mainly attributable to the increased sales of data and software products as previously discussed. The increase in EAME revenues was mainly attributable to increased unit sales in the UK and Germany, primarily to customers in the telecommunications industry. The decrease in Asia-Pacific revenues was mainly the result of the weakening of Australian economy and the decline in the Australian dollar. Excluding the effect of foreign currency translation, Asia-Pacific revenues would have increased 9% for the first half of fiscal 2001 compared to the prior year results and EAME revenues would have increased 45%.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 22.7% in the second quarter of 2001 compared to 21.4% in the same period in 2000. As a result, the gross margin decreased from 78.6% to 77.3% compared to prior year results. The increase in cost of revenues is primarily due to the higher percentage of services revenues. For the six months ending March 31, 2001, gross margin decreased to 77.8% from 78.5% in the first six months of fiscal 2000.

Research and development (R&D) expenses of $4.8 million in the second quarter of fiscal 2001 increased 36% over the prior year period. For the first six months of fiscal 2001, R&D expenses increased 31% to $8.9 million from $6.8 million in fiscal 2000. The increase in R&D expenses for the quarter and year-to-date was primarily attributable to a 52 person increase in headcount, 18 resulting from the acquisition of Compusearch, with the balance of the increase supporting the Company's Quality Assurance initiatives and expansion into wireless and CRM applications. As a percentage of revenues, R&D expenses in the second quarter of 2001 increased to 15.8% from 15.1% when compared to the second quarter of the prior year. For the first six months of fiscal 2001, R&D expenses as a percentage of revenue increased to 15.7% from 15.3% in fiscal 2000.

Selling and marketing expenses increased 22% to $10.8 million in the second quarter of 2001 from $8.8 million for the same period in 2000. For the first six months of fiscal 2001, selling and marketing expenses increased 19% to $21.1 million from $17.8 million in fiscal 2000. The increase was primarily attributable to a 24% increase in selling headcount. As a percentage of revenues, selling and marketing expenses decreased to 35.4% in the second quarter of 2001 from 37.6% for the same period in 2000 due to improved sales productivity. For the first half of fiscal 2001, selling and marketing expenses as a percentage of revenues declined to 37.1% from 39.9% in fiscal 2000.

General and administrative (G&A) expenses increased 21% to $4.1 million in the second quarter of fiscal 2001 from $3.4 million for the same period in 2000. For the six months ended March 31, 2001, G&A expenses increased by 17% to $7.4 million from $6.3 million in the first six months of fiscal 2000. The G&A organization experienced an increase in headcount of 30%, primarily in the MIS organization, during the second quarter of 2001 compared to the prior year period. Included in G&A expenses for the second quarter of fiscal 2001 and fiscal 2000 was amortization of intangibles relating to acquisitions of $474 thousand and $290 thousand, respectively. For the first half of fiscal 2001 and fiscal 2000, G&A expenses included $782 thousand and $582 thousand, respectively, for amortization of intangibles relating to acquisitions. For the second quarter of fiscal 2001, G&A expenses as a percentage of revenues decreased to 13.4% as compared to 14.3% for the same period in fiscal 2000. For the six months ended March 31, 2001, G&A expenses as a percentage of revenues declined to 13.0% from 14.2% in the first six months of fiscal 2000.

Other income, net decreased $125 thousand to $353 thousand in the second quarter of fiscal 2001 from $478 thousand for the same period in 2000. For the six months ended March 31, 2001, other income, net decreased $58 thousand to $690 thousand from $748 thousand. Other income, net consists primarily of interest income. Interest income for the second quarter of fiscal 2001 was $523 thousand versus $389 thousand in the second quarter of fiscal 2000. Interest income for the first half of fiscal 2001 was $1.1 million compared to $748 thousand in the first half of fiscal 2000. The increase in interest income is due to the increased cash and short-term investment balances and higher interest rates. In addition, foreign currency effects had a favorable impact of $43 thousand in the second quarter of 2001 versus a favorable impact of $60 thousand in the second quarter of fiscal 2000. Year-to-date foreign currency effects had an unfavorable effect of $41 thousand compared to a $111 thousand favorable variance in the prior year.

The effective income tax rate for the quarter ended March 31, 2001 decreased to 35% from 37% in the same period a year ago as a result of the utilization of R&D credits. The effective income tax rate for the six months ended March 31, 2001 and 2000 was 36% and 37%, respectively.

Financial Condition

The Company's cash and short-term investments totaled $34.7 million at March 31, 2001 compared to $39.0 million at September 30, 2000. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 2001, and a $10 million credit facility with a bank that expires in January 2002. There were no outstanding borrowings under either facility at March 31, 2001.

Net cash generated from operating activities was $7.0 million for the six months ended March 31, 2001 compared to $8.0 million for the same period in fiscal 2000. The cash generated from operating activities in the first six months of 2001 was principally the result of net income. Net cash used for investing activities in the first half of 2001 was $5.1 million. Investing activities included $3.5 million in purchases of property and equipment, $1.0 million for an equity investment (in the form of a convertible note) in Plurimus Corp., $6.6 million for the December 2000 acquisition of assets of Compusearch Inc. (including related expenses), and $1.4 million for the March 2001 acquisition of ERSIS Pty Ltd, offset by net cash flows from short-term investments of $7.4 million. Financing activities generated $1.2 million during the first half of 2001, due to the proceeds from the exercise of stock options, offset by the repurchase of 91,300 shares of common stock for treasury at an aggregate cost of $2.9 million.

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

Pursuant to an Asset Purchase Agreement dated December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications Inc. ("On Target Mapping"). Pursuant to the agreement, in April 2001 the Company made a contingent cash payment of $4.2 million, based on the financial performance of On Target Mapping in the two years following the acquisition. This additional payment will be recorded as goodwill and amortized over the next three years.

Outlook: Issues and Risks

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months and as to the proposed funding for the Company's expansion and purchase of facilities in Troy, New York. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including MapInfo® Routing J Server, MapInfo® MapXtend™ , MapInfo® miAware™ , MapInfo® ; miSites™ , MapInfo® miDirections™ and MapInfo® Coverage Locator™ . The Company also recently began undertaking broad initiatives in wireless and CRM applications. The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 44% and 40% of total Company revenues in the second quarter and first half of fiscal 2001, respectively. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 45% of the Company's revenues were denominated in foreign currencies during the three months ended March 31, 2001. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with construction and purchase of facilities. The Company expects to incur significant expenditures in connection with the construction of its new facility in Troy, New York and the potential purchase of its One Global View facility. These expenditures could materially reduce the Company's liquidity and capital resources. If the Company seeks to fund these projects with debt or equity financings or a sale/leaseback transaction, there can be no assurance these sources of funding will be available on favorable terms or at all. In addition, there can be no assurance the Company will continue to grow at a rate sufficient to fully utilize the new facility and to increase revenues at a level sufficient to offset the costs of this expansion.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. In addition, the Company has entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S. dollars of $3.8 million.

Interest Rate. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $20.5 million (which approximates the average amount invested in these securities during the fiscal year ended September 30, 2000), each 1 percentage point decrease in the applicable interest rate would result in a $205 thousand decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

MapInfo Corporation
Part II.    Other Information

Item 2. Changes in Securities and Use of Proceeds

On November 1, 2000, the Company amended its Certificate of Incorporation to increase from 25,000,000 to 50,000,000 the number of shares of Common Stock, $0.002 par value per share, authorized for issuance. This amendment was approved at the Company's 2001 Annual Meeting of Stockholders held on February 27, 2001.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 27, 2001, the following proposals were adopted by the vote specified below:

	For	Against	Withheld	Abstentions
Election of Directors:
Laszlo C. Bardos	12,831,629		588,986
Mark P. Cattini	10,834,099		2,586,516
John C. Cavalier	10,950,678		2,469,937
Joni Kahn	13,044,419		376,196
Michael D. Marvin	12,915,271		505,344
George C. McNamee	13,014,432		379,183
Quinn H. Tran	13,044,599		376,016

Amendment to the 1993 Stock Incentive Plan:
The shares authorized under the 1993 Stock Option Plan
were increased from 4,331,250 to 4,781,250 shares.	9,165,752	4,235,490		19,373

Amendment to the 1993 Director Stock Option Plan:
The shares authorized under the 1993 Director Stock
Option Plan were increased from 247,500 to 347,500 shares.	12,213,887	1,174,727		32,001

Amendment to the Company's Certificate of Incorporation
The shares of Common Stock the Company is authorized to
issue were increased from 25,000,000 to 50,000,000 shares.	13,034,468	355,538		30,609

Ratification of PricewaterhouseCoopers LLP
as the Company's Independent Public Accountants
for the current fiscal year.	13,399,305	8,025		13,285

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: May 14, 2001	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk,
Executive Vice President,
Finance, Chief Financial
Officer and Treasurer
(principal financial and
accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

3.1(1)	Certificate of Incorporation

3.1A(2)	Certificate of Amendment to Certificate of Incorporation, dated February 28, 2001

3.2(2)	By-laws

10.1	1993 Stock Incentive Plan, as amended to date

10.2	1993 Director Stock Option Plan, as amended to date

10.3	Ground Lease Agreement between Rensselaer Technology Park and MapInfo Corporation

10.4	Amendment to Lease Agreement dated as of August 1, 1993 by and between the Registrant and Rensselaer Polytechnic Institute

10.5	Amendment to Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant

10.6	Construction Agreement dated as of March 23, 2001 by and between the Registrant and Baron Construction Corp.

(1)	Incorporated herein by reference from the exhibits to the Company's Form 8-K dated November 6, 1997.
(2)	Incorporated herein by reference from the exhibits to the Company's Form S-8, registration number 333-56792, filed March 9, 2001.