Form 10-Q
period 2001-06-30
MAPINFO CORP
filed 2001-08-13
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 1, 2001 was 14,762,335.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2001

INDEX
		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three and nine months ended June 30, 2001 and 2000	1

	Balance Sheets
	as of June 30, 2001 and September 30, 2000	2

	Cash Flows Statements
	for the nine months ended June 30, 2001 and 2000	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net revenues	$ 26,700	$ 24,665	$ 83,627	$ 69,154
Cost of revenues	6,985	5,036	19,626	14,591

Gross profit	19,715	19,629	64,001	54,563

Operating expenses:
Research and development	4,988	4,032	13,903	10,822
Selling and marketing	10,780	9,540	31,909	27,310
General and administrative	4,189	3,053	11,567	9,358

Total operating expenses	19,957	16,625	57,379	47,490

Operating income (loss)	(242)	3,004	6,622	7,073
Other income - net	228	479	918	1,227

Income (loss) before provision for income taxes	(14)	3,483	7,540	8,300
Provision for (benefit from) income taxes	(155)	1,289	2,564	3,071

Net income	$ 141	$ 2,194	$ 4,976	$ 5,229

Earnings per share: (1)
Basic	$ 0.01	$ 0.16	$ 0.34	$ 0.39
Diluted	$ 0.01	$ 0.15	$ 0.32	$ 0.35

Weighted average shares outstanding: (1)
Basic	14,617	13,758	14,423	13,358
Diluted	15,542	15,096	15,528	14,757

(1)

Earnings per share amounts and weighted average shares outstanding have been restated to reflect a three-for-two stock split, effected in the form of a stock dividend, in January 2000 and a three-for-two stock split, effected in the form of a stock dividend, in September 2000.

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	June 30,	September 30,
	2001	2000

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 17,167	$ 13,066
Short-term investments, at amortized cost	12,182	25,957
Accounts receivable, less allowance of $2,793 and $1,749
at June 30, 2001 and September 30, 2000, respectively	25,227	24,341
Inventories	529	491
Income taxes receivable	6,386	-
Deferred income taxes	1,103	1,108
Other current assets	2,882	2,320

Total current assets	65,476	67,283
Property and equipment - net	14,506	6,845
Product development costs - net	351	667
Deferred income taxes	2,433	2,434
Intangible assets - net	15,209	5,864
Investments and other assets	7,809	6,626

Total assets	$ 105,784	$ 89,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 2,745	$ 3,918
Accrued liabilities	14,724	15,269
Deferred revenue	9,480	8,084
Income taxes payable	-	236

Total current liabilities	26,949	27,507
Deferred revenue, long term	740	394
Other long term liabilities	359	-

Total liabilities	28,048	27,901

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	30	28
Preferred stock, $0.01 par value	-	-
Paid-in capital	48,411	37,372
Retained earnings	31,258	26,282
Accumulated other comprehensive income (loss)	(1,963)	(1,401)

	77,736	62,281
Less treasury stock, at cost	-	463

Total stockholders' equity	77,736	61,818

Total liabilities and stockholders' equity	$ 105,784	$ 89,719

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Nine months
	Ended June 30,

	2001	2000

Cash flows from (used for) operating activities
Net income	$ 4,976	$ 5,229
Depreciation and amortization	5,961	3,827
Allowance for accounts receivable	1,116	309
Tax benefit from option exercises	8,304	5,334
Minority interest in investments	(20)	104
Gain on sale of assets	-	(197)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(420)	(3,576)
Inventories	(94)	(22)
Other assets	(898)	(194)
Accounts payable and accrued liabilities	(2,699)	2,457
Deferred revenue	(35)	1,894
Income taxes	(6,559)	(4,495)

Net cash from operating activities	9,632	10,670

Cash flows from (used for) investing activities
Additions to property and equipment	(9,129)	(4,117)
Proceeds from sale of assets	-	522
Capitalized product development costs	(182)	(143)
Acquisition of businesses	(12,029)	-
Short-term investments, net	13,775	1,287
Other investments	(1,049)	(6,708)

Net cash used for investing activities	(8,614)	(9,159)

Cash flows from (used for) financing activities
Repurchase of common stock for treasury	(2,948)	(144)
Proceeds from exercise of options and ESPP stock purchases	6,148	4,844

Net cash from financing activities	3,200	4,700

Effect of exchange rate changes on cash and cash equivalents	(117)	58

Net change in cash and equivalents	4,101	6,269
Cash and equivalents, beginning of period	13,066	8,996

Cash and equivalents, end of period	$ 17,167	$ 15,265

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

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 2001 and 2000.

	Three months Ended June 30,		Nine months Ended June 30,

	2001	2000	2001	2000

	(Amounts in thousands, except per share data)

Net income	$ 141	$ 2,194	$ 4,976	$ 5,229

Weighted average shares for basic EPS	14,617	13,758	14,423	13,358
Effect of dilutive stock options	925	1,338	1,105	1,399

Weighted average shares and assumed exercise
of stock options for diluted EPS	15,542	15,096	15,528	14,757
nbsp &of stock options for diluted EPS
Basic EPS	$ 0.01	$ 0.16	$ 0.34	$ 0.39
Diluted EPS	$ 0.01	$ 0.15	$ 0.32	$ 0.35

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

3.  Comprehensive Income

Comprehensive income was as follows:

	Three months Ended June 30,		Nine months Ended June 30,

	2001	2000	2001	2000

	(In thousands)

Net income	$ 141	$ 2,194	$ 4,976	$ 5,229
Change in accumulated translation adjustments	(72)	(375)	(562)	(801)

Total comprehensive income	$ 69	$ 1,819	$ 4,414	$ 4,428

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

4.  Segment Information (continued)

Summary financial information by segment for the three and nine months ended June 30, 2001 and 2000, as taken from the internal management accounting system discussed above, is as follows:

	Three months Ended June 30,		Nine months Ended June 30,

	2001	2000	2001	2000

	(In thousands)
Net revenues:
Americas	$ 15,254	$ 14,796	$ 49,600	$ 41,030
EAME	8,012	6,662	25,237	19,450
Asia-Pacific	3,434	3,207	8,790	8,674

Total net revenues	$ 26,700	$ 24,665	$ 83,627	$ 69,154

Operating income :
Americas	$ 3,072	$ 6,185	$ 15,560	$ 15,799
EAME	1,864	2,059	7,795	5,838
Asia-Pacific	736	834	2,469	2,512
Corporate adjustments:
Research & Development	(3,299)	(3,283)	(9,942)	(8,584)
Marketing	(1,776)	(1,748)	(5,963)	(5,115)
General & Administrative	(839)	(1,043)	(3,297)	(3,377)

Total operating income (loss)	$ (242)	$ 3,004	$ 6,622	$ 7,073

The operating income by segment above differs from the amounts presented under generally accepted accounting principles because the Company does not allocate certain corporate costs for research and development, marketing, and general and administrative activities to the geographic locations. The table above reconciles the operating income by segment to operating income as reported on the Income Statements by including such adjustments.

5.  Acquisitions

The Acquisition of Assets of Compusearch Inc.

On December 8, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Compusearch Inc. ("Compusearch"), a Canadian corporation. Compusearch is a leading provider of micro-marketing segmentation and market analysis solutions in Canada and has been a strategic data partner of the Company since 1998. The purchase price was $5.8 million in cash. The acquisition was accounted for as a purchase; accordingly, the Company has included Compusearch's results of operations in the financial statements from the acquisition date.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Acquisitions (continued)

Intangible assets resulting from the acquisition, including approximately $4.0 million of goodwill, are being amortized on a straight-line basis over a period of 7 years. Ninety-one employees of Compusearch became employees of MapInfo Canada Inc. upon the acquisition.

On Target Mapping

On December 15, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of On Target Communications Inc. ("On Target Mapping"). Pursuant to the Asset Purchase Agreement, in April 2001 the Company made a final, contingent cash payment of $4.3 million, based on the financial performance of On Target Mapping in the two years following the acquisition. This additional payment was recorded as goodwill and is being amortized over three years.

Intangible assets, net as of June 30, 2001 has increased $9.4 million versus September 30, 2000 primarily as the result of $4.9 million of intangible assets related to the acquisition of Compusearch Inc. and the final, contingent cash payment of $4.3 million to On Target Mapping.

6.  Commitments and Contingencies

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company plans to construct a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire, on or before December 31, 2001, the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". These Statements modify accounting for business combinations after June 30, 2001. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically performed, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company plans to adopt these statements effective with the start of the fiscal year beginning on October 1, 2001. At this time, the Company has not determined the impact of these Statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo Corporation ("MapInfo" or the "Company") designs, develops, markets, licenses and supports software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 21 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

Net Revenues

For the third quarter of fiscal 2001, revenues increased $2.0 million or 8% to $26.7 million from $24.7 million in the same period a year ago. Approximately $1.5 million of the increase was attributable to increased unit sales of data products and $0.5 million was attributable to increased unit sales of software products. The Compusearch acquisition in Canada and the Ersis Australia Pty Limited acquisition added approximately $2.6 million of incremental revenue in the quarter compared to the prior year third fiscal quarter. On a geographic basis, third quarter revenues increased approximately 20% in Europe (and 27% on a constant currency basis), 7% in Asia-Pacific (and 17% on a constant currency basis), and 3% in the Americas, over the same period a year ago. The increase in Europe's revenues was mainly attributable to increased unit sales in the UK, primarily to customers in the telecommunications industry and the health care industry. The weakness in the Australian economy and a decline in the Australian dollar negatively impacted Asia-Pacific revenues. The Company believes that demand for its products and services in the Americas was significantly reduced in the third quarter by weakening economic conditions, the lengthening of customer decision cycles and reduced demand from the telecommunications industry.

For the nine months ended June 30, 2001, revenues increased $14.4 million or 21% to $83.6 million from $69.2 million in the same period a year ago. Approximately $7.7 million of the increase was attributable to increased unit sales of data products, $4.4 million was attributable to increased unit sales of software products, and $2.3 million was attributable to increased sales of services. The growth in data revenues primarily resulted from increased demand for data products as a result of selling enterprise solutions that incorporate the full suite of MapInfo's software, information products and services and the effect of acquisitions. The Compusearch acquisition in Canada and Ersis acquisition in Australia added approximately $6.8 million of incremental revenue for the nine months ended June 30, 2001 compared to the same prior year period. On a geographic basis, revenues increased approximately 21% in the Americas, 30% in Europe (and 39% on a constant currency basis), and 1% in Asia-Pacific (and 13% on a constant currency basis) over the same period a year ago. The increase in the Americas revenues was mainly attributable to the increased sales of data and software products as previously discussed, and the acquisition of Compusearch. The increase in Europe's revenues was mainly attributable to increased unit sales in the UK and Germany, primarily to customers in the telecommunications industry. The weakening of the Australian economy and the decline in the Australian dollar hindered growth of Asia-Pacific revenues.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 26.2% in the third quarter of 2001 compared to 20.4% in the same period in 2000. As a result, the gross margin decreased to 73.8% from 79.6% compared to prior year results. For the nine months ending June 30, 2001, gross margin decreased to 76.5% from 78.9% in the comparable prior year period. The increase in cost of revenues for the third quarter and year-to-date is primarily attributable to lower utilization rates in the services business, and, to a lesser degree, the affect of recent acquisitions.

Research and development (R&D) expenses of $5.0 million in the third quarter of fiscal 2001 increased 24% from $4.0 million in the prior year period. For the first nine months of fiscal 2001, R&D expenses increased 28% to $13.9 million from $10.8 million in fiscal 2000. The increase in R&D expenses for the quarter and year-to-date was primarily attributable to an approximately 40% increase in headcount. Acquisitions accounted for 31 persons or approximately 60% of the headcount increase, with the balance of the increase supporting the Company's Quality Assurance initiatives and expansion into wireless and CRM applications. As a percentage of revenues, R&D expenses in the third quarter of 2001 increased to 18.7% from 16.4% when compared to the third quarter of the prior year. For the first nine months of fiscal 2001, R&D expenses as a percentage of revenue increased to 16.6% from 15.7% in fiscal 2000.

Selling and marketing expenses increased 13% to $10.8 million in the third quarter of 2001 from $9.5 million for the same period in 2000. For the first nine months of fiscal 2001, selling and marketing expenses increased 17% to $31.9 million from $27.3 million in fiscal 2000. The increase in the third quarter and year-to-date of fiscal 2001 was primarily attributable to a 33% and 25% increase in headcount, respectively, offset by lower commissions and bonuses. Acquisitions accounted for approximately 50% of the third quarter and year-to-date headcount increases. As a percentage of revenues, selling and marketing expenses increased to 40.4% in the third quarter of 2001 from 38.7% for the same period in 2000. For the first nine months of fiscal 2001, selling and marketing expenses as a percentage of revenues declined to 38.2% from 39.5% in fiscal 2000.

General and administrative (G&A) expenses increased 37% to $4.2 million in the third quarter of fiscal 2001 from $3.1 million for the same period in 2000. For the nine months ended June 30, 2001, G&A expenses increased by 24% to $11.6 million from $9.4 million in the first nine months of fiscal 2000. The increase in G&A is primarily a result of increased amortization of intangibles relating to acquisitions. Excluding amortization, G&A would have increased 11% and 14% for the quarter and year-to-date, respectively, primarily as a result of increased headcount. Amortization of intangibles for the third quarters of fiscal 2001 and 2000 was $917 thousand and $279 thousand, respectively. For the first nine months of fiscal 2001 and fiscal 2000, G&A expenses included $1.7 million and $861 thousand, respectively, for amortization of intangibles relating to acquisitions. The increase in the amortization for the third quarter and year-to-date was due primarily to the acquisition of Compusearch and the earn-out payment in April 2001 of $4.3 million related to the December 1998 acquisition of On Target Mapping. For the third quarter of fiscal 2001, G&A expenses as a percentage of revenues increased to 15.7% as compared to 12.4% for the same period in fiscal 2000. For the nine months ended June 30, 2001, G&A expenses as a percentage of revenues increased to 13.8% from 13.5% in the first nine months of fiscal 2000.

Other income, net decreased $251 thousand to $228 thousand in the third quarter of fiscal 2001 from $479 thousand for the same period in 2000. For the nine months ended June 30, 2001, other income, net decreased $308 thousand to $918 thousand from $1.2 million. Other income, net consists primarily of interest income. Interest income for the third quarter of fiscal 2001 was $385 thousand versus $553 thousand in the third quarter of fiscal 2000. The decrease in the third quarter interest income is due to the decrease in the cash and investment balances during the quarter. Interest income for the first nine months of fiscal 2001 was $1.5 million compared to $1.3 million in the first nine months of fiscal 2000. In addition, the effect of foreign currency was neutral in the third quarter of 2001 versus a favorable impact of $230 thousand in the third quarter of fiscal 2000. Year-to-date foreign currency effects had an unfavorable effect of $41 thousand compared to a $341 thousand favorable effect in the prior year.

The income tax rate for the quarter ended June 30, 2001 reflects an adjustment to achieve an overall year-to-date rate of 34%. The effective income tax rate for the nine months ended June 30, 2000 was 37%. The provision for income taxes has been reduced for research and development tax credits.

Liquidity and Capital Resources

The Company's cash and short-term investments totaled $29.3 million at June 30, 2001 compared to $39.0 million at September 30, 2000. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo has no long-term debt. The Company has a $10 million credit facility with a bank that expires in December 2001, and a $10 million credit facility with a bank that expires in January 2002. There were no outstanding borrowings under either facility at June 30, 2001.

Net cash generated from operating activities was $9.6 million for the nine months ended June 30, 2001 compared to $10.7 million for the same period in fiscal 2000. The cash generated from operating activities in the first nine months of 2001 included, among other things, $5.0 million net income and $6.0 million in depreciation and amortization. Net cash used for investing activities in the first nine months of 2001 was $8.6 million. Investing activities primarily included: $9.1 million in purchases of property and equipment (including $ 4.8 million for the purchase of land and the construction of the new building); $4.3 million for the earn-out payment related to the December 1998 acquisition of On Target Mapping; $1.0 million for an equity investment in November 2000 in Plurimus Corp. (a privately held company); $5.8 million for the December 2000 acquisition of assets of Compusearch Inc.; and $1.4 million for the March 2001 acquisition of Ersis Australia Pty Limited; offset by net cash flows from short-term investments of $13.8 million. Financing activities generated $3.2 million during the first nine months of 2001, due to the proceeds from the exercise of stock options and the Employee Stock Purchase Plan, offset by the repurchase of 91,300 shares of common stock for treasury at an aggregate cost of $2.9 million.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet the Company's operating requirements for the next twelve months.

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company plans to construct a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. The facility is expected to be completed by early calendar year 2002 at a projected total cost of $18.5 million. Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire on or before December 31, 2001 the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016. The Company plans to finance the construction of the 150,000 square foot facility and the related ground lease from either existing cash resources, future cash flows from operations, or debt or equity financing that the Company may arrange in the future, or from a sale/leaseback transaction.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". These Statements modify accounting for business combinations after June 30, 2001. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically performed, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company plans to adopt these statements effective with the start of the fiscal year beginning on October 1, 2001. At this time, the Company has not determined the impact of these Statements.

Outlook: Issues and Risks

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months and as to the proposed cost and funding for the Company's expansion and purchase of facilities in Troy, New York. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including MapInfo® Routing J Server, MapInfo® MapXtend™ , MapInfo® miAware™ , MapInfo® miSites™ , MapInfo® miDirections™ and MapInfo® Coverage Locator™ . The Company also recently began undertaking broad initiatives in wireless and CRM applications. The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 43% and 41% of total Company revenues in the third quarter and first nine months of fiscal 2001, respectively. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 40% of the Company's revenues were denominated in foreign currencies during the three months ended June 30, 2001. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Cost of revenues. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, services revenues and services utilization rates, as well as with the distribution channel mix. Changes in the revenue mix, as well as the distribution model, may affect cost of revenues as a percentage of net revenues in the future.

Risks associated with distribution channels. The Company primarily markets and distributes its products in North America, Europe and Australia through the Company's telesales, outside sales force and through third-party resellers. In the rest of the Asia-Pacific region, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. The Company has limited control over resellers and distributors that are not employees of the Company. There can be no assurance, that the Company will be able to retain its current resellers and distributors, that the resellers and distributors will perform to the Company's expectations, or that the Company will be able to expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

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

Potential volatility of stock price. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies. Factors such as, announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software industry and conditions in the financial markets could cause the market price of the Company's Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

Uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 35-38% of the Company's net revenues in the third quarter and year to date of fiscal 2001. A significant reduction in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

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

Risks associated with construction and purchase of facilities. The Company expects to incur significant expenditures in connection with the construction of its new facility in Troy, New York and the potential purchase of its One Global View facility. These expenditures could materially reduce the Company's liquidity and capital resources. If the Company seeks to fund these projects with debt or equity financing or a sale/leaseback transaction, there can be no assurance these sources of funding will be available on favorable terms or at all. In addition, there can be no assurance the Company will continue to grow at a rate sufficient to fully utilize the new facility and to increase revenues at a level sufficient to offset the costs of this expansion.

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

Interest Rate. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $20.5 million (which approximates the average amount invested in these securities during the fiscal year ended September 30, 2000), each 1-percentage point decrease in the applicable interest rate would result in a $205 thousand decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

MapInfo Corporation

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: August 13, 2001	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk,
Executive Vice President,
Finance, Chief Financial
Officer and Treasurer
(principal financial and
accounting officer)