Form 10-K
period 2001-09-30
MAPINFO CORP
filed 2001-12-26
CIK 916238

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

Yes X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $129,529,680 based on the closing price of the Common Stock on the Nasdaq National Market on November 1, 2001.

The number of shares outstanding of the registrant's common stock, $.002 par value per share as of November 1, 2001 was 14,914,280.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders	III

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements, including statements as to the sufficiency of funds to meet operating requirements for the next 12 months. Actual results could differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. In addition to the other information in this Annual Report on Form 10-K, the issues and risks contained in the section entitled "Outlook: Issues and Risks" of the Management's Discussion and Analysis of Financial Condition and Results of Operations, among others, should be considered in evaluating MapInfo's outlook and future.

PART I

ITEM 1.     BUSINESS

GENERAL

MapInfo Corporation (the "Company" or "MapInfo") designs, develops, licenses, markets and supports location-based software and data products, application development tools and industry-focused solutions, together with a range of consulting, training and technical support services. These software-based solutions enable users to correlate, visualize and analyze location-based information in their databases and to deploy applications throughout their organizations. Enterprise applications using MapInfo's integrated suite of software and data products allow organizations to use location to transform information into better business intelligence.

MapInfo's business strategy emphasizes the development of enterprise applications that can be used by several departments in a customer's organization to improve core business processes. These applications are developed directly by MapInfo or in partnership with the Company's value-added resellers' channel and industry partners. MapInfo markets these applications through a worldwide network that comprises a direct and field sales organization, value-added resellers, systems integrators and distributors. When deployed throughout organizations, MapInfo technology allows decision makers to "see and analyze" their customer and asset data; when used in Internet applications, it enables organizations to serve their customers directly and more efficiently.

MapInfo targets customers whose business needs require location-based solutions. These include the telecommunications industry, mobile location services, the customer relationship management market ("CRM"), the public sector and e-businesses. In telecommunications, for example, customers employ MapInfo's solutions to plan networks efficiently, reduce customer churn, improve services and forecast demand. In the public sector, customers deploy MapInfo technology in Web-based applications to better manage municipal planning, emergency response and public safety programs, as well as communicate new services more effectively to the general public. In other service industries, such as financial services and retail, customers use MapInfo technology in site selection, resource allocation, customer relations and sales and marketing.

The Company has partnerships and alliances with: Cognos and Oracle Corporation, involving technology, sales and marketing; and, Siebel Systems, Inc., and Sun Microsystems, Inc., involving sales and marketing. In addition, MapInfo technology supports the IBM DB2® Extender, Informix® Universal Server DataBlade® and Microsoft® SQL Server 2000™ technologies for customers using these databases.

MapInfo's corporate headquarters is in Troy, New York, and the Company is incorporated in the state of Delaware.

BACKGROUND

In today's competitive business environment, organizations are under constant competitive pressure to acquire and retain customers, reduce costs and improve operating efficiencies. Applying location-based solutions to core business applications has become an increasingly important way to gain better business intelligence about assets, customers and markets. A significant portion of corporate data has a location component, such as an address, area code or postal code. By maximizing the use of location components in their corporate data, MapInfo customers are able to make meaningful decisions by seeing and analyzing patterns, relationships and trends not easily recognized with conventional analysis and reporting methods.

PRODUCTS AND SOLUTIONS

MapInfo offers an extensive set of software-based development tools and Internet and desktop applications, as well as geographic, demographic, business and industry-specific data for use with MapInfo's software and applications. The Company's engineering approach is founded on state-of-the-art coding and quality assurance standards, multiplatform Java and Internet deployment and integration with leading database environments. The products and solutions listed below are either owned by MapInfo or licensed by other companies for distribution by MapInfo.

SOFTWARE AND DATA PRODUCTS

1. Mapping - the ability to visualize data associated with customer location on interactive maps is at the core of MapInfo's offerings.

-MapInfo Professional®

MapInfo's core desktop product is used by business analysts worldwide for visualizing and analyzing the relationships between data and geography. Product features include seamless connectivity to relational databases, 3D mapping and charting tools, an integrated report writer and HTML output. MapInfo Professional can be customized and integrated with other applications.

-MapInfo MapBasic®

Complementing MapInfo Professional, MapBasic® is a programming environment used by information system organizations and third-party developers to create customized mapping applications for use with MapInfo Professional, to modify the user interface to a specific business need and automate routine operations.

-MapInfo® MapXtreme™

MapInfo MapXtreme is a powerful mapping application server that enables companies to distribute critical location-based information to multiple departments as well as to partners and customers via the Internet or corporate intranets. MapInfo MapXtreme is available for the Windows® and the Java™ operating platforms.

-MapInfo MapX®

MapInfo MapX is an ActiveX component enabling developers to quickly and easily add mapping functionality to any application. Using standard languages, a streamlined object model, defaults and other wizards, MapInfo MapX helps simplify application development.

-MapInfo® SpatialWare®

MapInfo SpatialWare data management software enables businesses to store, manage and manipulate location-based, or spatial, data within a relational database management system (RDBMS). SpatialWare allows spatial data to be stored in the same place as traditional data, ensuring data accessibility, integrity, reliability and security.

-MapInfo® MapXtend™

MapInfo MapXtend is a developer tool for creating location-based applications running on wireless handheld devices. Applications created with MapXtend provide mobile field staff live access to the most current corporate data on equipment and customers, helping increase efficiency and improve service.

2. Geocoding

MapInfo's geocoding products assign correct latitude/longitude coordinates or appropriate national projection coordinates to database records so that data can be accurately displayed on a map and analyzed geographically. MapMarker® and MapMarker® PLUS are geocoding, address matching and cleansing products marketed in the United States, Canada, United Kingdom, Germany, the Netherlands and Spain. The Company also offers geocoders for use in the rest of Europe and Australia. These geocoding products are available as a client or server-side product and some as an ActiveX/OCX and include a developer kit for creating customized geocoding solutions to fit into specific business processes, such as point-of-sale or demographic analysis applications.

-MapInfo® MapMarker® and MapInfo® MapMarker® PLUS

MapMarker, MapInfo's geocoding engine, turns ordinary data records containing address information into geographic objects that can be displayed on a map quickly and accurately. MapInfo markets versions of MapMarker in Australia, Canada, Germany, the Netherlands, Spain, the United Kingdom and the United States. With MapMarker, users can geocode and clean entire databases of address information.

-MapInfo® MapMarker® J Server

MapMarker J Server is a Java-based development tool for creating server-side geocoding applications that cleanse, standardize and add spatial coordinates to address data. It offers communications and security via TCP/IP or HTTP, and supports virtually all client platforms. MapMarker is also available in the MapInfo Geocoding Cartridge for Oracle8i, the MapInfo Geocoding Datablade for Informix and MapInfo MapMarker ESP providing Microsoft SQL Server 2000 access to MapMarker Plus' geocoding engine.

3. Routing

MapInfo's Java direction engine allows organizations to create customized applications for routing people, products and resources.

-MapInfo® Routing J Server

The MapInfo Routing J Server is a customizable Java-based direction and routing engine for improving drive time and routing efficiency. It can be used to generate point-to-point driving directions, calculating either the shortest or fastest route. Routing J Server is used in conjunction with MapXtreme and MapMarker J Server to display locations and routes on maps, as well as provide text-based driving directions.

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

- Streets and Boundaries

MapInfo's regularly updated street and boundary data are available for key markets around the world. This data is designed for use in MapInfo applications for routing, drivetime studies, background information analysis and visualization. Boundary data maps are available for postal, political and industry-specific areas.

- Demographics

MapInfo offers worldwide demographic data products containing information such as population, income, expenditure, retail activity, employment, consumer trends, business and Internet summary data and lifestyle segmentation data. MapInfo also specializes in custom modeling/profiling and data analytics.

-Industry Data

MapInfo offers industry specific datasets, highlighted by telecommunications boundary and statistical data. MapInfo® PSAP Pro™ enables service providers to plan for accurate and efficient routing of 911 calls to the appropriate U.S. Public Safety Answering Point. MapInfo® ExchangeInfo™ Plus is a comprehensive database containing all key telecommunications infrastructure data enabling complex, robust analyses of the U.S. local telephone exchange system. MapInfo® RateCenterInfo™ combines precise geographic boundaries with a comprehensive list of NPA/NXX combinations included in each rate center.

- MapInfo®MarketLink™

MapInfo MarketLink is a solution that permits users to easily query a database. With tightly integrated data and the ability for an organization to also use its own data, MarketLink enables users to query, analyze and report on customer data.

SOLUTIONS

MapInfo offers software-based applications designed for enterprise-wide implementations to solve specific industry problems or to help organizations better understand their customers.

1. Telecommunications

- MapInfo® CallingAreaInfo™

MapInfo CallingAreaInfo telecommunications software defines and maps local calling plans. This enables service providers to make better decisions about expanding networks, responding to competition and marketing to customers and prospects.

- MapInfo® CallPlanFinder™

MapInfo CallPlanFinder is the first intranet solution to identify calling plans. It examines the local calling plan(s) for calls that originate from any Area Code (NPA) and 3-digit exchange (prefix or NXX) in the United States.

2. Mobile Location Services

- MapInfo® miAware™

miAware is a robust platform for creating new and unique mobile location services. It offers a flexible and scalable extensible markup language (XML) environment and is comprised of MapInfo's core technologies. miAware includes three prebuilt application templates for deploying popular mobile location services.

-miGuide™ enables subscribers to easily find relevant, location-specific information based on where they are and where they are going, plus directions on how to get there. Any yellow page or database content can be added to miGuide, and subscribers may set preferences and customize the type of information received on the mobile device.

-miConnect™ is designed to serve businesses with large field sales and service organizations. It allows a central dispatcher to locate field personnel and send to their mobile devices service call information such as new job details, name and addresses, as well as directions on how to get there.

-miFriends™ is a consumer friendly application that enables people to locate friends, family or colleagues who are also miFriends subscribers. Via miFriends, subscribers can access maps showing real-time locations of friends and provide directions to them.

- MapInfo® Location Management Platform

MapInfo Location Management Platform (LMP) is an application programming interface designed to be incorporated into the mobile positioning center/service control point of the telephone system. The LMP processes the data representing the location of the mobile caller.

3. Customer Analysis

- MapInfo® TargetPro®

This solution provides insight into the demographic and purchase behavior characteristics of any geographic area in Germany, the United Kingdom and the United States. It includes cluster analysis based on demographic data and PSYTE Cluster System, a geodemographic classification system, and other third party cluster systems that profile and predict consumer behavior.

- MapInfo® MarketMath™

MapInfo MarketMath provides insight into the demographic and purchase behavior characteristics of any geographic area in Canada. Designed to transform demographic data into strategic marketing solutions, MarketMath combines industry specific analytical routines with demographics, PSYTE clusters, point databases and cartographics.

- MapInfo® miLists™

This online marketing list service powered by USADATA enables organizations to first identify and analyze new markets and then obtain a targeted list of prospects in those markets. The map-enabled list service offers marketers fast, flexible Internet access to comprehensive consumer and business prospect lists provided by Acxiom®.

- MapInfo® Branch Manager™

MapInfo Branch Manager is a desktop software tool that allows companies to model different site location scenarios and help make the optimum site decisions for retail store or bank branch locations. Branch Manager software supports and integrates the spatial site optimization models delivered as part of MapInfo's custom modeling services.

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

The Company also has an active program of licensing products developed and owned by other parties for distribution by MapInfo. Most such products are licenses to MapInfo in exchange for royalties paid on MapInfo's net revenues from such products. This product-licensing program is an important element of MapInfo's strategy to deliver complete solutions to customers.

MARKETING & DISTRIBUTION

The Company has established multiple distribution channels to reach an array of industries while simultaneously addressing specific vertical markets. Distribution channels include an indirect channel of value-added resellers, OEMs and distributors, a corporate accounts sales force, and a telemarketing sales group, as well as the Internet. MapInfo markets its products worldwide through sales offices in North America, the United Kingdom, Germany, Japan and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and nonexclusive distribution relationships.

The Company's direct and field sales and marketing organization is complemented by a network of corporate partners including resellers, system integrators, OEMs and distributors who purchase the Company's products at a discount for resale to end users. These partners may provide training, consulting services, application development, customization and data products to end users. In Greater China and certain other countries outside the United States, the Company has appointed master distributors. These master distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

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

In addition to desktop applications, the Company has successfully moved with the IT industry into client/server and Web-based applications. Today, the Company views the emergence of the wireless Web as an opportunity to evolve further with the industry into this new medium and is currently developing prototype applications with wireless infrastructure providers and wireless carriers.

COMPETITION

The Company encounters competition in the United States and foreign markets from various companies offering mapping software and data products. In the traditional GIS market, these competitors include Environmental Systems Research Institute, the GIS division of AutoDesk and the GIS division of Intergraph. However, in recent years the Company has expanded its business into new areas, such as the telecommunications/wireless and CRM markets, developing particular expertise in serving these markets. As the Company moves into new areas, such as CRM and the emerging mobile location services area, it may also face new competition from entrants focused in these spaces, as well as competition from existing companies within these spaces.

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

The Company believes that it competes in the traditional GIS market principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), product price, reliability, ease of use and supportability. In addition, the Company believes it is differentiated over many competitors in these new markets through technological expertise and the development of industry-focused solutions that incorporate relevant data with its software to create unique market offerings. However, no assurance can be given that the Company will be able to compete successfully against current and future competition and that the competitive pressures faced by the Company will not adversely affect its financial performance.

INTELLECTUAL PROPERTY

The Company regards its software and data products as proprietary and attempts to protect them with a combination of copyright, trademark, patent and trade secret laws, employee and third-party non-disclosure agreements, and other methods of protection. The Company currently has one issued United States patent that expires in 2018 and two patent applications pending. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. In the future, litigation may be necessary to enforce and define the scope of the Company's intellectual property rights and to protect its trade secrets. Such litigation could be costly and have a material adverse effect upon the Company's financial condition.

While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability and experience of the its personnel, MapInfo name recognition and ongoing product development and support.

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

As the number of products offered by the Company grows, the Company expects that the risk of lawsuits involving software product developers will also grow. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to the Company's current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation. If the Company were subject to such an infringement claim and that claim was successful, there can be no assurance that the Company would be able to obtain commercially acceptable licenses or to develop independently the technology necessary to preserve, enhance and grow its portfolio of software data products. If a product infringement claim against the Company were successful, the Company's business, operating results and financial condition could be materially affected.

Certain of the technology included in the Company's products is licensed from third parties. If these licenses terminate for any reason, the Company would be required to seek alternative licenses or modify its product offerings, which could adversely affect the Company's business.

MapInfo, the MapInfo Logo, MapInfo Professional, MapMarker, MapXtreme, MapXsite, MapXtend, MapInfo MapX, MapInfo DriveTime, MapBasic, StreetPro, TargetPro, Coverage Locator, CallingAreaInfo, CallPlanFinder, SpatialWare, miSites and miDirections are trademarks of MapInfo Corporation and/or its affiliated companies.

EMPLOYEES

At September 30, 2001, the Company had 770 full-time employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.     Properties

The Company leases two premises totaling approximately 102,000 square feet of office space in the Rensselaer Technology Park in Troy, New York, under leases that expire in 2002 and 2006. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the United States and Latin America. During 2001, the Company commenced construction on a 150,000 square foot facility in the Rensselaer Technology Park in Troy, New York, which will house the Company's Corporate Headquarters and the Americas business operations. Upon occupancy of the new facility in the summer of 2002, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire, on or before December 31, 2002, the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016. The Company leases office space of approximately 23,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. In addition, the Company leases nine sales offices in the United States, one research and development center and three sales offices in Canada, five sales offices in Europe and three sales offices in Australia. The Company also owns a sales office in Brisbane, Australia.

ITEM 3.     LEGAL PROCEEDINGS

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each present executive officer of the Company, (ii) the position(s) presently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position
Michael D. Marvin	55	Co-Chairman of the Board
John C. Cavalier	62	Co-Chairman of the Board
Mark P. Cattini	40	President and Chief Executive Officer
D. Joseph Gersuk	51	Executive Vice President, Treasurer and Chief Financial Officer
George C. Moon	50	Group Vice President - Engineering and Chief Technology Officer
Michael J. Hickey	40	Executive Vice President, Worldwide Sales and Marketing

Mr. Marvin has served as Co-Chairman since January 2001. He served as Chairman of the Board from 1992 to December 2000. He served as acting President and Chief Executive Officer of the Company from September 1996 to November 1996. From 1987 to 1992, Mr. Marvin served as Chief Executive Officer of the Company. Mr. Marvin is a founding partner in Exponential Business Development Co., a seed venture capital company. He is also a founder of The Capital Region Software Alliance. Mr. Marvin serves as a board member and advisor to multiple early stage private companies and serves on a number of not-for-profit boards.

Mr. Cavalier has served as Co-Chairman since January 2001. He served as Chief Executive Officer from June 2000 to December 2000. He had served as President and Chief Executive Officer from November 1, 1996 to June 2000. From January 1993 to September 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. Mr. Cavalier is a director of Focus Enhancements Incorporated.

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

Mr. Cattini has served as President and Chief Executive Officer since January 2001 and as President and Chief Operating Officer from June 2000 until January 2001. From December 1998 to June 2000 he served as Group Vice President and General Manager, Americas/European Sales. He had served as Vice President, Sales - The Americas from November 1997 to December 1998. From October 1995 to October 1997, he served as General Manager for the Company's United Kingdom and West EAME (Europe, Africa and the Middle East) operations. From August 1987 to October 1995, he held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager.

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

2000

	High	Low

Period
First Quarter	$ 17.78	$ 7.56
Second Quarter	$ 30.17	$ 15.17
Third Quarter	$ 32.00	$ 15.38
Fourth Quarter	$ 31.88	$ 21.00

2001

	High	Low

Period
First Quarter	$ 52.50	$ 22.45
Second Quarter	$ 46.56	$ 17.38
Third Quarter	$ 33.55	$ 15.38
Fourth Quarter	$ 23.31	$ 6.80

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company does not anticipate paying cash dividends in the foreseeable future.

The approximate number of holders of record of the Company's Common Stock at November 1, 2001 was 534. This number does not include stockholders for whom shares were held in nominee or "street" name.

ITEM 6.          SELECTED FINANCIAL DATA

	Years ended September 30,

	2001	2000	1999	1998	1997

	(in thousands, except earnings per share)

Income Statement data:
Net revenues	$ 110,034	$96,160	$74,356	$ 60,603	$ 47,393
Cost of revenues	27,063	20,953	15,642	13,573	9,737

Gross profit	82,971	75,207	58,714	47,030	37,656

Operating expenses:
Research and development	19,144	14,514	11,253	10,231	9,020
Selling and marketing	43,198	36,984	31,538	25,606	22,864
General and administrative	16,127	12,524	10,193	8,019	7,036

Total operating expenses	78,469	64,022	52,984	43,856	38,920

Operating income (loss)	4,502	11,185	5,730	3,174	(1,264)
Other income (expense), net	(384)	1,599	978	1,150	931

Income (loss) before provision for income taxes	4,118	12,784	6,708	4,324	(333)
Provision for (benefit from) income taxes	1,235	4,730	2,198	1,143	(338)

Net income	$ 2,883	$ 8,054	$ 4,510	$ 3,181	$ 5

Earnings per share:
Basic	$ 0.20	$ 0.60	$ 0.35	$ 0.24	$ 0.00
Diluted	$ 0.19	$ 0.54	$ 0.33	$ 0.24	$ 0.00

Weighted average shares outstanding:
Basic	14,518	13,499	12,915	13,111	13,100
Diluted	15,553	14,879	13,606	13,354	13,304

Consolidated Balance Sheet data:
Total assets	$ 108,079	$89,719	$66,799	$ 59,531	$ 51,042
Long-term obligations, less
current portion	$ 331	$ -	$ -	$ -	$ -

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Overview

MapInfo designs, develops, licenses, markets and supports location-based software and data products, application development tools and industry-focused solutions, together with a range of consulting, training and technical support services. These products and services enable organizations to correlate, visualize and analyze location-based information in their corporate databases and to deploy applications throughout their organizations. Enterprise applications using MapInfo's integrated suite of software and data products allow organizations to use location to transform information into better business intelligence.

Results of Operations for 2001, 2000 and 1999

       Net Revenues
       (Dollars in thousands)

	2001	Change	2000	Change	1999

Software and data products	$ 99,150	13%	$ 87,946	29%	$ 68,169
Services	10,884	33%	8,214	33%	6,187

Net revenues	$110,034	14%	$ 96,160	29%	$ 74,356

In 2001, revenues increased $13.9 million or 14% to $110.0 million. Approximately $8.4 million of the increase was attributable to increased unit sales of data products, $2.8 million was attributable to increased unit sales of software products, and $2.7 million was attributable to increased sales of services. The growth in data revenues primarily resulted from increased demand for data products as a result of selling enterprise solutions that incorporate the full suite of MapInfo's software, information products and services and the effect of the Compusearch Inc. and Ersis Australia Pty. Ltd. acquisitions. The Compusearch and Ersis acquisitions added approximately $10.7 million of incremental revenue. On a geographic basis, revenues increased approximately 12% in the Americas, 22% in Europe (and 29% on a constant currency basis), and 10% in Asia-Pacific (and 23% on a constant currency basis). The increase in the Americas revenues was mainly attributable to the increased sales of data and software products as previously discussed, and the acquisition of Compusearch. The increase in Europe's revenues was mainly attributable to increased unit sales in the UK and Germany, primarily to customers in the telecommunications industry. The weakening of the Australian economy and the decline in the Australian dollar hindered growth of Asia-Pacific revenues. In total, the devaluation of certain foreign currencies reduced 2001 growth by approximately $3.2 million or 4 percentage points.

In 2000, revenues increased $21.8 million or 29% to $96.2 million. Of the increase, approximately $13.0 million was attributable to increased unit sales of data products and approximately $6.8 million was attributable to increased unit sales of software products. The strong growth in both data and software revenues was mainly attributable to the increased demand for MapInfo solutions, which frequently include software and data products. Included in the $13.0 million increase in data revenues mentioned above is $2.5 million of revenues from the sale of telecommunications data products acquired in the December 1998 acquisition of On Target Mapping. Services revenues increased due to higher utilization rates in the consulting services groups in the Americas and Europe. On a geographic basis, revenues increased approximately 45%, 10% and 14% in the Americas, Europe and Asia-Pacific, respectively. Excluding the effects of foreign currency devaluation, Europe and Asia-Pacific revenues would have increased 16% and 18%, respectively. In total, the devaluation of certain foreign currencies reduced 2000 growth by approximately $1.9 million or 3 percentage points.

The Americas represented 59%, 60% and 54% of Company revenues in 2001, 2000, and 1999, respectively. Europe represented 30%, 29% and 33% and Asia-Pacific represented 11%, 11% and 13% of Company revenues in 2001, 2000, and 1999, respectively.

The Company's operating results are affected by exchange rates. Approximately 38%, 26% and 31% of the Company's revenues were denominated in foreign currencies in 2001, 2000 and 1999, respectively.

     Cost of Revenues
     (Dollars in thousands)

	2001	Change	2000	Change	1999

Cost of revenues	$ 27,063	29%	$ 20,953	34%	$ 15,642
Percentage of net revenues	24.6%		21.8%		21.0%

Cost of revenues as a percentage of revenues increased by 2.8 percentage points in 2001. As a result, the gross margin decreased to 75.4% in 2001 from 78.2% in 2000. The increase in cost of revenues is primarily attributable to lower utilization rates in the services business, and, to a lesser degree, the affect of recent acquisitions. Cost of revenues as a percentage of net revenues increased by 0.8 percentage points in 2000. As a result, the gross profit margin decreased to 78.2% in 2000 from 79.0% in 1999. The gross profit margin decrease was mainly attributable to the increase in the percentage of data sales, which carry a higher cost of revenues than software products. Data products accounted for 39% of total revenues in 2000 and 33% of total revenues in 1999. In addition, gross profit margin on services improved due to increased utilization of consulting and developer services in revenue contracts.

     Operating Expenses
     (Dollars in thousands)

	2001	Change	2000	Change	1999

Research and development	$ 19,144	32%	$ 14,514	29%	$ 11,253
Percentage of net revenues	17.4%		15.1%		15.1%

Selling and marketing	$ 43,198	17%	$ 36,984	17%	$ 31,538
Percentage of net revenues	39.3%		38.5%		42.4%

General and administrative	$ 16,127	29%	$ 12,524	23%	$ 10,193
Percentage of net revenues	14.7%		13.0%		13.7%

Research and development. In 2001, research and development (R&D) expenses increased $4.6 million or 32% over 2000. The increase in R&D expenses was primarily attributable to an approximately 38% increase in headcount. Acquisitions accounted for 31 persons or approximately half of the headcount increase, with the balance of the increase supporting the Company's Quality Assurance initiatives and expansion into wireless and CRM applications. In 2000, R&D expenses increased $3.3 million or 29% over 1999. The increase was primarily attributable to a 24% increase in headcount to support new development initiatives, including the Company's relationship with Oracle Corporation. Research and development headcount increased from 123 at the end of fiscal 1999 to 152 at the end of fiscal 2000 and to 209 at the end of fiscal 2001. As a percentage of net revenues, R&D expenses increased to 17.4% in 2001 as compared with 15.1% in 2000 and 1999. Capitalized product development costs were $657 thousand, $286 thousand, and $615 thousand in 2001, 2000 and 1999, respectively. These amounts represented 4%, 2% and 5% of total research and development costs in 2001, 2000 and 1999, respectively.

Selling and marketing expenses. Selling and marketing expenses increased $6.2 million or 17% in 2001. The increase in 2001 was primarily attributable to a 28% increase in headcount. Acquisitions accounted for approximately 60% of the headcount increases. Selling and marketing expenses increased $5.4 million or 17% in fiscal 2000. The increase in selling and marketing expenses was primarily attributable to a 12% increase in headcount; increased commission and bonus incentives resulting from the strong revenue and earnings performance in 2000; and increased sales and marketing activity in the Asia-Pacific region, particularly in Japan. Sales and marketing headcount increased from 195 at the end of 1999 to 218 at the end of 2000 to 280 at the end of 2001. As a percentage of net revenues, selling and marketing expenses were 39.3% in 2001 compared to 38.5% in 2000 and 42.4% in 1999.

General and administrative expenses. General and administrative (G&A) expenses increased $3.6 million or 29% in 2001. Non-cash amortization of intangible assets including goodwill amounted to $2.6 million in 2001 and $1.2 million in 2000. Excluding amortization, G&A would have increased 18% primarily as a result of increased headcount. General and administrative expenses increased by $2.3 million or 23% in 2000. The increase was due to a 20% increase in headcount to support MIS initiatives, higher professional fees, and further expansion of the Asia-Pacific region, particularly Japan. Non-cash amortization of intangible assets including goodwill amounted to $1.0 million in 1999. As a percentage of net revenues, G&A expenses were 14.7% in 2001, 13.0% in 2000 and 13.7% in 1999.

     Other Income, net
     (Dollars in thousands)

	2001	Change	2000	Change	1999

Other income (expense), net	$ (384)	-124%	$ 1,599	63%	$ 978

Other income (expense) decreased $2.0 million primarily as a result of a $1.5 million write-down of equity investments. Other income (expense) consisted mainly of interest income of $1.8 million, $1.9 million and $1.2 million in 2001, 2000 and 1999, respectively. Interest income was derived from investment activities. Foreign currency effects had an unfavorable effect of $181 thousand in 2001 compared to a $389 thousand favorable effect in the prior year.

     Provision for Income Taxes
     (Dollars in thousands)

	2001	Change	2000	Change	1999

Provision for income taxes	$ 1,235	-74%	$ 4,730	115%	$ 2,198
Effective tax rate	30%		37.0%		32.8%

The provision for income taxes in 2001 has been reduced for research and development tax credits. The increase in the 2000 and the 1999 provision for income taxes was primarily attributable to increased pre-tax operating income, increased impact of state taxes and reduced benefit from foreign tax credit.

Financial Condition

The Company's cash and short-term investments totaled $29.3 million at September 30, 2001, and represented 27% of total assets. The portfolio is invested primarily in short-term, marketable securities. The Company has a $10.0 million credit facility with a bank that expires in December 2001. The Company also has a $10.0 million line of credit with a bank that expires in January 2002. The Company anticipates that the credit facility and the line of credit will be renewed upon expiration for a one-year period on substantially the same terms. There were no outstanding borrowings under either facility at September 30, 2001 or 2000.

In August 2000, the Board of Directors authorized the Company to repurchase from time to time up to $5.0 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program remained in effect until September 30, 2001. The Company used the repurchased shares for issuance upon exercise of employee stock options and purchases under the Company's stock purchase plan. Under repurchase programs, the Company purchased 91,300 shares for $2.9 million in fiscal 2001 and 104,250 shares for $2.2 million in fiscal 2000.

Net cash generated from operating activities was $11.6 million in 2001 compared to $19.2 million in 2000. The cash generated from operating activities in 2001 included, among other things, $2.9 million in net income and $8.5 million in depreciation and amortization. Net cash used for investing activities in 2001 was $22.7 million. Investing activities primarily included: $12.2 million in purchases of property and equipment (including $ 7.1 million for the purchase of land and the construction of the new building in Troy, New York); $4.3 million for the earn-out payment related to the December 1998 acquisition of On Target Mapping; $1.0 million for an equity investment in November 2000 in Plurimus Corp. (a privately held company); $5.8 million for the December 2000 acquisition of assets of Compusearch Inc.; and $1.4 million for the March 2001 acquisition of Ersis Australia Pty Limited; offset by net cash flows from short-term investments of $2.8 million. Financing activities generated $4.2 million in 2001, due to the proceeds from the exercise of stock options and the Employee Stock Purchase Plan, offset by the repurchase of 91,300 shares of common stock for treasury at an aggregate cost of $2.9 million.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next twelve months.

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company will construct a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. The facility is expected to be completed by the summer of calendar year 2002 at a projected total cost of $18.5 million. Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View without further obligation or penalty. In addition, the Company has secured an option to acquire on or before December 31, 2001 the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016. The Company will finance the construction of the 150,000 square foot facility and the related ground lease from existing cash resources and mortgage financing. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance the construction and the related land lease. The financing arrangement provides for $14.1 million in construction financing and is convertible into a seven and one half year term loan. During the fiscal year ended September 30, 2001 costs incurred for the construction of the new facility were approximately $4.7 million.

For information regarding legal proceedings please see Item 2 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Accounting standards

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted by the Company on October 1, 2003. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

Outlook: Issues and Risks

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements as to the sufficiency of funds to meet operating requirements for the next 12 months and as to the proposed cost and funding for the Company's expansion and purchase of facilities in Troy, New York. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. In addition to the other information in this Annual Report on Form 10-K, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

Effects of Economic Slowdown. The recent stock market decline and broad economic slowdown has affected the demand for software products and related services, lengthened sales cycles and caused decreased technology spending for many of the Company's customers and potential customers. These events adversely impacted the Company's revenues in 2001, particularly in the United States, and could have a material effect on the Company in the future, including without limitation, on the Company's future revenues and earnings.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 41% of total Company revenues in fiscal 2001. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 38% of the Company's revenues were denominated in foreign currencies in 2001. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Variability of quarterly operating results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses or increase revenues at a level sufficient to offset increases in expenses, the level of technology spending, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts, and substantially all of its product revenues in each quarter result from software licenses issued in that quarter. Accordingly, the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Also, the Company could experience reduced revenues from telecommunications and Internet companies as a result of decreased spending in those industries.

Potential volatility of stock price. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies. Factors such as, announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software industry and conditions in the financial markets could cause the market price of the Company's Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock. Such a decline could adversely impact the ability of the Company to attract and retain employees, acquire other companies or businesses and raise capital.

Uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 40% of the Company's net revenues in fiscal 2001. A significant reduction in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

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

Risks associated with growth. The Company increased headcount by approximately 200 during 2001, which resulted in a significant increase in operating expenses. The Company may further increase its headcount in the future, including in connection with acquisitions, new product offerings and geographic expansion. If the Company's revenues do not increase by an amount sufficient to offset the cost of this growth or if the increase in expenses is greater than expected, the Company's net income may decline in the future. In addition, the Company's future operating performance will depend upon its ability to implement and manage its growth effectively. The Company's growth may place a strain on its administrative, operational, managerial and financial resources, which could have a material adverse effect on the Company's operations and financial results.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the devaluation of certain foreign currencies reduced 2001 growth by approximately $3.2 million or 4 percentage points. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. In addition, the Company has entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S dollars of $3.8 million.

Interest Rate. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $24.5 million (which approximates the average amount invested in these securities during the fiscal year ended September 30, 2001) each 1-percentage point decrease in the applicable interest rate would result in a $245 thousand decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

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

	Fiscal Year 2001 Quarter Ended				Fiscal Year 2000 Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2000	2001	2001	2001	1999	2000	2000	2000

Net revenues	$26,520	$ 30,407	$ 26,700	$ 26,407	$21,019	$ 23,470	$ 24,665	$ 27,006
Cost of revenue	5,740	6,901	6,985	7,437	4,542	5,013	5,036	6,362

Gross profit	20,780	23,506	19,715	18,970	16,477	18,457	19,629	20,644

Operating expenses	17,777	19,645	19,957	21,090	15,160	15,705	16,625	16,532

Operating income (loss)	3,003	3,861	(242)	(2,120)	1,317	2,752	3,004	4,112
Other income (expense), net	337	353	228	(1,302)	270	478	479	372

Income (loss) before taxes	3,340	4,214	(14)	(3,422)	1,587	3,230	3,483	4,484
Provision for (benefit from) income taxes	1,236	1,483	(155)	(1,329)	585	1,197	1,289	1,659

Net income (loss)	$ 2,104	$ 2,731	$ 141	$ (2,093)	$ 1,002	$ 2,033	$ 2,194	$ 2,825

Earnings (loss) per share:
Basic	$ 0.15	$ 0.19	$ 0.01	$ (0.14)	$ 0.08	$ 0.15	$ 0.16	$ 0.20
Diluted	$ 0.14	$ 0.18	$ 0.01	$ (0.14)	$ 0.07	$ 0.14	$ 0.15	$ 0.19

Weighted average shares outstanding:
Basic	14,170	14,482	14,617	14,804	13,014	13,301	14,125	13,922
Diluted	15,408	15,531	15,542	15,259	14,171	14,819	15,096	15,207

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2001

ITEM 8

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Index To Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of
MapInfo Corporation and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopersLLP

Albany, New York
October 26, 2001, except for Footnote 9
for which the date is December 21, 2001

MapInfo Corporation and Subsidiaries
Consolidated Income Statements

	Years Ended September 30,

	2001	2000	1999

	(In thousands, except earnings per share)

Net revenues:
Products	$ 99,150	$ 87,946	$ 68,169
Services	10,884	8,214	6,187

Total net revenues	110,034	96,160	74,356

Cost of revenues	27,063	20,953	15,642

Gross profit	82,971	75,207	58,714

Operating expenses:
Research and development	19,144	14,514	11,253
Selling and marketing	43,198	36,984	31,538
General and administrative	16,127	12,524	10,193

Total operating expenses	78,469	64,022	52,984

Operating income	4,502	11,185	5,730
Other income (expense), net	(384)	1,599	978

Income before provision for income taxes	4,118	12,784	6,708
Provision for income taxes	1,235	4,730	2,198

Net income	$ 2,883	$ 8,054	$ 4,510

Earnings per share:
Basic	$ 0.20	$ 0.60	$ 0.35
Diluted	$ 0.19	$ 0.54	$ 0.33

Weighted average shares outstanding:
Basic	14,518	13,499	12,915
Diluted	15,553	14,879	13,606

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30,

	2001	2000

	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$ 6,148	$ 13,066
Short-term investments, at amortized cost	23,126	25,957

Total cash and short-term investments	29,274	39,023
Accounts receivable, less allowance of $2,658 at September 30, 2001
and $1,749 at September 30, 2000	25,190	24,341
Inventories	455	491
Income taxes receivable	530	-
Deferred income taxes	1,391	1,108
Other current assets	2,807	2,320

Total current assets	59,646	67,283
Property and equipment - net	17,572	6,845
Product development costs - net	618	667
Deferred income taxes	9,996	2,434
Other intangible assets - net	13,565	5,864
Investments and other assets	6,682	6,626

Total assets	$ 108,079	$ 89,719

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 4,979	$ 3,918
Accrued liabilities	15,090	15,269
Deferred revenue	9,377	8,084
Income taxes payable	-	236

Total current liabilities	29,446	27,507
Deferred revenue, long term	1,018	394
Other long-term liabilities	331	-

Total liabilities	30,796	27,901

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 50,000,000 shares authorized;
14,905,843 shares issued in 2001 and 13,952,067 shares issued in 2000	31	28
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	49,798	37,372
Retained earnings	29,165	26,282
Accumulated other comprehensive loss	(1,711)	(1,401)

	77,283	62,281
Less treasury stock, at cost,
-0- shares in 2001 and 18,183 shares in 2000	-	463

Total stockholders' equity	77,283	61,818

Total liabilities and stockholders' equity	$ 108,079	$ 89,719

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended September 30,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from (used for) operating activities
Net income	$ 2,883	$ 8,054	$ 4,510
Depreciation and amortization	8,469	5,307	4,763
Allowance for accounts receivable	946	101	(107)
Tax benefit from option exercises	8,655	4,323	186
Minority interest in (income) losses of investments	(127)	91	-
Provision for write-down of minority investments	1,318	-	-
Gain on sale of assets	-	(190)	-
Provision for deferred income taxes	(7,684)	(220)	29
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	69	(6,233)	(3,885)
Inventories	5	56	130
Other current assets	(1,297)	(512)	(1,411)
Accounts payable and accrued liabilities	(1,518)	6,164	3,011
Deferred revenue	114	3,476	791
Income taxes	(265)	(1,251)	1,017

Net cash from operating activities	11,568	19,166	9,034

Cash flows from (used for) investing activities
Additions to property and equipment	(12,231)	(5,640)	(3,309)
Proceeds from sale of assets	-	501	-
Capitalized product development costs	(657)	(286)	(621)
Acquisitions of businesses and technology	(11,685)	-	(5,099)
Short-term investments, net	2,831	(6,092)	(6,828)
Long-term investments	(1,000)	(7,199)	187

Net cash used for investing activities	(22,742)	(18,716)	(15,670)

Cash flows from (used for) financing activities
Repurchase of common stock for treasury	(2,948)	(2,168)	(1,771)
Proceeds from exercise of stock options and ESPP purchases	7,185	5,782	1,438

Net cash from (used for) financing activities	4,237	3,614	(333)

Effect of exchange rates on cash and cash equivalents	19	6	79

Net change in cash and cash equivalents	(6,918)	4,070	(6,890)

Cash and cash equivalents, beginning of year	13,066	8,996	15,886

Cash and cash equivalents, end of year	$ 6,148	$ 13,066	$ 8,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 46	$ -	$ -
Income taxes	$ 1,177	$ 2,220	$ 841

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2001, 2000 and 1999

		Common Stock		Accumulated
	Common	and Additional		Other			Total
	Stock	Paid-in Capital	Retained	Comprehensive	Treasury Stock		Stockholders'
							Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity

	(Dollars in thousands, except share data)
Balance, September 30, 1998	13,417,193	31,073	13,718	95	580,892	3,172	41,714
Net income	-	-	4,510	-	-	-	4,510
Foreign currency translation adjustment	-	-	-	(273)	-	-	(273)

Comprehensive income							4,237
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	-	(494)	-	-	(334,928)	(1,932)	1,438
Tax benefit from option exercises	-	186	-	-	-	-	186
Purchase of treasury stock	-	-	-	-	202,500	1,771	1,771

Balance, September 30, 1999	13,417,193	30,765	18,228	(178)	448,463	3,011	45,804
Net income	-	-	8,054	-	-	-	8,054
Foreign currency translation adjustment	-	-	-	(1,223)	-	-	(1,223)

Comprehensive income							6,831
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	534,874	1,066	-	-	(534,530)	(4,716)	5,782
Tax benefit from option exercises	-	5,569	-	-	-	-	5,569
Purchase of treasury stock	-	-	-	-	104,250	2,168	2,168

Balance, September 30, 2000	13,952,067	37,400	26,282	(1,401)	18,183	463	61,818
Net income	-	-	2,883	-	-	-	2,883
Foreign currency translation adjustment	-	-	-	(310)	-	-	(310)

Comprehensive income							2,573
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	953,776	4,140	-	-	(109,483)	(3,411)	7,551
Tax benefit from option exercises	-	8,289	-	-	-	-	8,289
Purchase of treasury stock	-	-	-	-	91,300	2,948	2,948

Balance, September 30, 2001	14,905,843	$ 49,829	$ 29,165	$ (1,711)	-	$ -	$ 77,283

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share data)

1.     Summary of Significant Accounting Policies

Nature of Operations

MapInfo designs, develops, markets, licenses and supports location-based software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 21 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe, Australia and Japan, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

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

Product Development Costs

Product development costs, including product enhancements and translation, are capitalized after technological feasibility has been established. These costs are reported at the lower of unamortized cost or net realizable value and are being amortized on a straight-line basis up to two years, the estimated economic life of the products. Annual amortization under the straight-line method is greater than the ratio of current gross revenue to total expected product revenues method.

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

Revenue Recognition

Product revenue: Revenue from software and data product licenses and technology development fees is recognized upon the later of shipment of product or completion of significant obligations to customers.

Original Equipment Manufacturer (OEM) Revenue: Revenue from products licensed to original equipment manufacturers is recorded when the product has been shipped and all obligations of the Company have been satisfied.

Value Added Reseller (VAR) Sales: Revenue from product sales to distributors and VAR's is recorded when related products are shipped.

Postcontract customer support (PCS): PCS, inclusive of technical support and maintenance, may be bundled with an initial licensing fee or sold separately. In either case, the fair value of the PCS arrangement is recognized ratably over the term of the agreement, generally over a one to two year period.

Services revenue: Revenue from services such as training and consulting are recognized as the services are performed.

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

Segment Information

The Company uses the "management" approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments.

Recent Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted by the Company on October 1, 2003. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 amounts to conform with the 2001 presentation.

2.     Short-term Investments

At September 30, short-term investments consist of the following:

	2001		2000

	Amortized	Aggregate	Amortized	Aggregate
Type of Investment	Cost	market value	Cost	market value

Municipal bonds	$ 13,700	$ 13,700	$ 10,500	$ 10,500
Commercial paper	9,426	9,450	15,457	15,457

	$ 23,126	$ 23,150	$ 25,957	$ 25,957

Included in other income, net is interest income pertaining to these investments of $1,264, $1,476, and $1,209 in 2001, 2000, and 1999, respectively.

A board member of the Company is an officer and shareholder in a financial services firm, which provides investment management advisory and custodial services for the Company. At September 30, 2001, this organization was in custody of $23,152 of cash and cash equivalents and short-term investments under an investment management agreement. The Company paid investment management fees to this firm of $54, $47, and $44 in 2001, 2000, and 1999, respectively.

3.     Property and Equipment

Property and equipment consist of the following:

	September 30,

	2001	2000

Computer hardware and software	$ 20,932	$ 15,810
Equipment	954	697
Furniture and fixtures	1,972	1,486
Land and land under lease	2,588	-
Building and leasehold improvements	8,554	1,743

	35,000	19,736
Accumulated depreciation and amortization	(17,428)	(12,891)

	$ 17,572	$ 6,845

Fiscal year 2001 includes approximately $2,100 of property and equipment obtained in acquisitions. Also included in fiscal year 2001 is approximately $8,300 pertaining to the construction of a new Corporate Headquarter facility in Troy, N.Y. and the related land lease, which the Company will begin depreciating upon occupancy (See Note 9). Depreciation and amortization expense for the years ended September 30, 2001, 2000, and 1999 was $4,624, $3,074, and $2,963, respectively.

4.     Product Development Costs

Product development costs consist of the following:

	September 30,

	2001	2000

Product development costs	$ 6,268	$ 5,618
Accumulated amortization	(5,650)	(4,951)

	$ 618	$ 667

Capitalized product development costs for the years ended September 30, 2001, 2000, and 1999 were approximately $657, $286, and $615, respectively.

Amortization of capitalized product development costs for the years ended September 30, 2001, 2000 and 1999 was approximately $704, $791, and $685, respectively.

5.     Other Intangible Assets

Other intangible assets consist of the following:

	September 30,

	2001	2000

Other intangible assets	$ 18,723	$ 8,633
Accumulated amortization	(5,158)	(2,769)

	$ 13,565	$ 5,864

Fiscal year 2001 intangibles included approximately $5,400 related to the acquisition of Compusearch Inc. (See Note 16) and $4,289 related to the final contingent cash payment to On Target Mapping. Amortization of other intangible assets for the years ended September 30, 2001, 2000, and 1999 was approximately $2,749, $1,236, and $1,034, respectively.

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

Karttakeskus Oy

In January 2000, the Company paid $1,000 for 19.9% of the outstanding common stock of its distributor in Finland, Karttakeskus Oy ("Karttakeskus"), a mapping technology and solutions company. From January 2000 to September 2000 this investment was accounted for under the equity method of accounting. In September 2000, the Company consented to a merger of Geodata Oy, a Finnish company and Karttakeskus. Geodata Oy is a wholly owned subsidiary of Werner Söderström Osakeyhtiö, a publicly traded Finnish company. The Company's equity ownership in the new company is 10% of the outstanding common stock and accordingly the investment is being accounted for under the cost method of accounting.

Three D Graphics

On October 21, 1998, the Company invested approximately $1,000 in Three D Graphics, Inc., a California software company, under a five-year Convertible Promissory Note (the "Note"). In June 2001, the Company and Three D Graphics reached an agreement amending the principal payment terms as follows: $800 in November 2001, $900 in November 2002 or $1,000 in November 2003, at Three D Graphics discretion. In addition, under a Technology License Agreement, the Company received a license to bundle Three D Graphics technology with MapInfo's products for a period of five years.

7.     Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,

	2001	2000

Compensation costs	$ 4,280	$ 5,336
Royalties	4,092	4,331
Marketing	583	586
Commissions	1,109	943
Value added taxes	1,342	1,292
Other	3,684	2,781

	$ 15,090	$ 15,269

8.     Credit Facilities

The Company has a $10,000 uncollateralized line of credit with a commercial bank, none of which was drawn down at September 30, 2001 or 2000. Interest is at the bank's prime rate. The line of credit expires on January 28, 2002.

The Company also has a revolving convertible credit facility with a commercial bank under which a maximum of $10,000 can be borrowed for a two-year period and then converted into a three-year term loan. Interest is at the bank's prime rate, LIBOR plus 1.5%, or a fixed rate, at the Company's option. The credit facility contains certain financial ratio covenants. None of this credit facility was drawn down at September 30, 2001 or 2000. The facility expires in December 2001.

9.     Commitments and Contingencies

Operating leases:

The Company leases two facilities in the Rensselaer Technology Park totaling approximately 102,000 square feet of office space. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the Americas. These leases contain a nominal escalation in rental payments over the term of the lease, and in addition to monthly lease payments, the Company is responsible for such costs as real estate taxes and maintenance. The Company also leases office space of approximately 23,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012.

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company will construct a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire, on or before December 31, 2002, the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance the construction and the related land lease. The financing arrangement provides for $14.1 million in construction financing and is convertible into a seven and one half year term loan.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2001 decline from $3,955 in 2002 to $2,540 in 2006.

Total rent expense for the years ended September 30, 2001, 2000 and 1999 was approximately $3,842, $3,034 and $2,481, respectively.

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

10.     Income Taxes

Provision for income taxes consists of:

	Year Ended September 30,

	2001	2000	1999

Current:
Federal	$ 955	$ 3,686	$ 1,203
State	239	444	194
Foreign	1,257	820	749

	2,451	4,950	2,146

Deferred income taxes:
Federal	(1,112)	(182)	171
State	(191)	(75)	(23)
Foreign	87	37	(96)

	(1,216)	(220)	52

Provision for income taxes	$ 1,235	$ 4,730	$ 2,198

The provision for income taxes has been reduced for research and development tax credits of approximately $745, $493 and $523 in 2001, 2000 and 1999, respectively. At September 30, 2001, the Company has approximately $2,262 of research and development tax credit carryforwards, which begin to expire in 2008, approximately $226 of alternative minimum tax credit carryforwards, which have no expiration date, and approximately $164 of foreign tax credit carryforwards which begin to expire in 2002. The Company has approximately $131 of New York State investment tax credit carryforwards, which begin to expire in 2020. The Company has approximately $13,671 of Federal net operating loss carryforwards, which begin to expire in 2021, and $20,119 of state net operating loss carryforwards, which begin to expire in 2019.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:

	Year Ended September 30,

	2001	2000	1999

Federal statutory income tax rate	34%	34%	34%
State taxes	1	4	2
Non-U.S. tax rates and other foreign charges	8	-	(2)
Tax-exempt investment income	(3)	(1)	(2)
Research and development credit	(18)	(4)	(3)
Intangible asset amortization	7	2	3
Valuation allowance	2	-	-
Non-deductible expenses and other	(1)	2	0.8

	30%	37%	32.8%

U.S. income before provision for income taxes was $1,107, $11,019 and $4,911 for the years ended September 30, 2001, 2000 and 1999, respectively.

Deferred income taxes recorded in the consolidated balance sheets at September 30, 2001 and 2000 consist of the following temporary differences:

	September 30,

	2001	2000

Current deferred tax assets (liabilities):
Accrued expenses	$ 664	$ 599
Bad debt reserve	433	221
Inventory	78	66
Allowance for returns	245	247
Other current assets	(29)	(25)

Net current deferred tax assets	1,391	1,108

Long term deferred tax assets (liabilities):
Capitalized product development costs	(112)	(212)
Tax credit carryovers	2,738	1,702
Property and equipment	362	332
Accrued expenses	29	60
Intangible assets	776	246
Net Operating Loss	5,343	108
Other non-current assets	939	198

	10,075	2,434
Less: Valuation Allowance	79	-

Net long term deferred tax asset	9,996	2,434

Net Deferred Tax Assets	$ 11,387	$ 3,542

The tax benefit from stock option exercises, reflected as an increase in additional paid-in capital, includes $6,482 of deferred tax benefit from federal tax credits and state and federal net operating loss carryforwards.

During the year ended September 30, 2001, a valuation allowance of $79 was established to reserve a portion of the net deferred tax assets representing foreign tax credit carryforwards. There is no valuation allowance recorded against the Company's remaining net deferred tax assets as it is more likely than not that all remaining future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income are reduced.

11.     Stockholders' Equity

Earnings Per Share

The following represents the basic and diluted earnings per share amounts for the years ended September 30, 2001, 2000, and 1999:

	Year Ended September 30,

	2001	2000	1999

Net income	$ 2,883	$ 8,054	$ 4,510

Weighted average shares for basic EPS	14,518	13,499	12,915
Effect of dilutive stock options	1,035	1,380	691

Weighted average shares and assumed exercise of
stock options for diluted EPS	15,553	14,879	13,606

Basic EPS	$ 0.20	$ 0.60	$ 0.35
Diluted EPS	$ 0.19	$ 0.54	$ 0.33

Treasury Shares

During the fiscal years ended September 30, 2001 and 2000, the Company repurchased 91,300 shares at a cost of $2,948 and 104,250 shares at a cost of $2,168, respectively. To date the Company has repurchased 1,263,400 shares at a cost of $11,350 of which all shares have been reissued, primarily upon option exercises and under the Company's Employee Stock Purchase Plan.

12.     Employee Stock Purchase and Stock Option Plans

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,012,500 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the fiscal years ended September 30, 2001, 2000 and 1999, employees purchased 134,419, 125,800, and 195,134 shares, respectively.

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Typically, options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted after June 1996 typically vest over 4 years and expire 10 years from the date of grant. At September 30, 2001, options for 767,654 shares were vested and 685,920 were available for future grants under the plans.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance, September 30, 1998	2,490,732	$ 4.56

Options granted	923,178	6.39
Options forfeited	(152,551)	4.87
Options exercised	(139,841)	3.87

Balance, September 30, 1999	3,121,518	5.11

Options granted	899,030	14.18
Options forfeited	(240,210)	6.17
Options exercised	(939,521)	4.70

Balance, September 30, 2000	2,840,817	8.03

Options granted	616,215	31.41
Options forfeited	(161,508)	17.31
Options exercised	(928,840)	5.90

Balance, September 30, 2001	2,366,684	$ 14.32

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2001 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/30/01	Contractual Life	Exercise Price	at 9/30/01	Exercise Price

$3.61 to $5.33	544,643	5.34	$ 4.58	478,736	$ 4.53
$5.39 to $7.30	489,282	7.21	6.05	117,593	6.25
$7.40 to $15.25	533,447	8.15	9.29	88,760	8.62
$15.53 to $32.13	473,822	8.33	24.01	82,565	22.04
$32.38 to $47.25	325,490	9.26	37.23	-	-

	2,366,684	7.50	$ 14.32	767,654	$ 7.15

The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees", to account for stock option plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", pro forma net income and earnings per share would have been:

	2001	2000	1999

Pro forma net income	$ (593)	$ 5,573	$ 3,056
Pro forma earnings per share (diluted)	$ (0.04)	$ 0.37	$ 0.22

The weighted average fair value of options granted under the plans during fiscal years 2001, 2000 and 1999 were $20.00, $8.92 and $3.68 respectively. The weighted average assumptions for the various option plans range from:

	2001	2000	1999

Risk-free interest rate	3.3% to 5.9%	5.9% to 6.8%	4.1% to 6.0%
Expected term	6 months to 6.2 years	6 months to 6.6 years	6 months to 6.2 years
Company's expected volatility	65%	58%	55%
Dividend yield	None	None	None

13.     Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. The Company may at its option contribute up to $0.50 for each $1.00 contributed by a participant to the plan, up to a maximum of 4% of the participant's annual compensation. Compensation expense for the years ended September 30, 2001, 2000, and 1999 was $822, $548, and $265, respectively.

14.     Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 2001, the Company had $4,539 in U.S. banks in excess of insured limits and $951 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors.

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

Summarized financial information by segment for 2001, 2000, and 1999, as taken from the internal management accounting system discussed above, is as follows:

	September 30,

	2001	2000	1999

Revenue:
Americas	$ 64,849	$ 58,065	$ 40,019
EAME	33,257	27,257	24,861
Asia/Pacific	11,929	10,838	9,476

Total Revenue	$ 110,034	$ 96,160	$ 74,356

Operating income:
Americas	$ 17,740	$ 23,389	$ 13,780
EAME	10,020	8,201	6,902
Asia/Pacific	2,871	2,764	3,121
Corporate adjustments	(26,129)	(23,169)	(18,073)

Total operating income	$ 4,502	$ 11,185	$ 5,730

Depreciation and amortization included in operating income consists of:
Americas	$ 6,355	$ 3,625	$ 3,158
EAME	1,648	1,459	1,380
Asia/Pacific	466	223	225

Total depreciation and amortization	$ 8,469	$ 5,307	$ 4,763

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

The following is revenue and long-lived assets information for geographic locations.

	September 30,

	2001	2000	1999

Revenue:
U.S.	$ 53,100	$ 56,187	$ 38,703
United Kingdom	18,091	14,077	12,712
All other countries	38,843	25,896	22,941

Total Revenue	$ 110,034	$ 96,160	$ 74,356

Long-Lived Assets:
U.S.	$ 20,879	$ 10,228	$ 6,448
United Kingdom	3,665	4,303	5,011
All other countries	9,503	954	770

Total identifiable assets	$ 34,047	$ 15,485	$ 12,229

In 2001, 2000, and 1999 no single customer accounted for 10% or more of the Company's revenues.

16.     Acquisitions

Compusearch Inc.

On December 8, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Compusearch Inc. ("Compusearch"), a Canadian corporation. Compusearch is a leading provider of micro-marketing segmentation and market analysis solutions in Canada and has been a strategic data partner of the Company since 1998. The purchase price was $5.8 million in cash. The acquisition was accounted for as a purchase; accordingly, the Company has included Compusearch's results of operations in the financial statements from the acquisition date. Intangible assets resulting from the acquisition are being amortized on a straight-line basis over a period of 7 years. Ninety-one employees of Compusearch became employees of MapInfo Canada Inc. upon the acquisition.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2002 proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2002 proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                       MANAGEMENT

The response to this item is contained in the Company's 2002 proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2002 proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                     ON FORM 8-K

(a)     See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the years ended September 30, 2001 2000, and 1999 included in Item 14(d):

Schedule VIII -     Valuation and Qualifying Accounts

Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

Listing of Exhibits
EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant. (A)

3.2	Amended By-Laws of the Registrant. (B)

4	Specimen Certificate for shares of the Registrant's Common Stock. (C)

10.1+	Employee Non-Qualified Stock Option Plan I, as amended to date. (D)

10.2+	Employee Non-Qualified Stock Option Plan II, as amended to date. (D)

10.3+	1993 Stock Incentive Plan, as amended to date. (F)

10.4+	1993 Director Stock Option Plan, as amended to date. (F)

10.5	Lease Agreement dated as of August 1, 1993 by and between the Registrant and Rensselaer Polytechnic Institute. (D)

10.7+	Amended and Restated Employment Agreement, dated as of April 1, 2000 by and between the Registrant and D. Joseph Gersuk. (E)

10.8+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 10, 1997 by and between the Registrant and D. Joseph Gersuk. (G)

10.9	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant.

10.10+	Amended and restated Employment Agreement dated as of September 30, 1996 by and between the Registrant and Michael D. Marvin.

10.11+	Employee Patent, Confidential Information and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier.

10.12+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini. (H)

10.13+	Amended and Restated Employment Agreement dated as of July 14, 2000 by and between the Registrant and John C. Cavalier. (I)

10.14+	Employment Agreement dated January 1, 2001 by and between the Registrant and Mark P. Cattini (J)

10.15	Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001 (F)

10.16	First Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (F)

10.17	Second Amendement to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (F)

10.18	Standard Form of Agreement between the Registrant and Baron Construction Corp. dated March 31, 2001. (F)

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

____________

(A)     Incorporated herein by reference from the exhibits to the Form 8-K dated November 6, 1997.

(B)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 1999.

(C)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1997.

(D)     Incorporated herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).

(E)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2000.

(F)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2001.

(G)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 1997.

(H)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1998.

(I)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 2000.

(J)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 2000.

+      Management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)     Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended September 30, 2001.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2001

ITEM 14(d)

FINANCIAL STATEMENT SCHEDULE

MapInfo Corporation and Subsidiaries

Valuation and Qualifying Accounts

Schedule VIII

(Dollars in thousands)

	Column B	Column C		Column D	Column E

Column A	Balance at	Additions	Additions		Balance at

	beginning	charged to	charged to		end of
Description	of period	expense, net	other accounts	Deductions	period

Year ended September 30, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,772	144	172(2)	(402)(1)	$ 1,686
Year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,686	3	61(2)	(1)(1)	$ 1,749
Year ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,749	1,707	283(2)	(1,081)(1)	$ 2,658

(1)	Uncollectible accounts written off.
(2) Allowance for sales returns.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION

(Registrant)

By:	/s/ Mark P. Cattini
Mark P. Cattini
President and Chief Executive Officer

Date:	December 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark P. Cattini	President and Chief Executive Officer	December 19, 2001
Mark P. Cattini	(Principal Executive Officer)

/s/ Michael D. Marvin	Co-Chairman of the Board	December 19, 2001
Michael D. Marvin

/s/ John C. Cavalier	Co-Chairman of the Board	December 19, 2001
John C. Cavalier

/s/ D. Joseph Gersuk	Executive Vice President, Treasurer	December 19, 2001
D. Joseph Gersuk	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Laszlo C. Bardos	Director	December 19, 2001
Laszlo C. Bardos

/s/ George C. McNamee	Director	December 19, 2001
George C. McNamee

/s/ Joni Kahn	Director	December 19, 2001
Joni Kahn

/s/ Quinn H. Tran	Director	December 19, 2001
Quinn H. Tran