Form 10-Q
period 2001-12-31
MAPINFO CORP
filed 2002-02-13
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001
_____________________

Commission File Number 0-23078

MAPINFO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	06-1166630 (I.R.S. Employer Identification No.)

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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 2002 was 14,952,407.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2001

INDEX
		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Income Statements for the three months ended December 31, 2001 and 2000
		1
	Balance Sheets as of December 31, 2001 and September 30, 2001
		2
	Cash Flows Statements for the three months ended December 31, 2001 and 2000
		3
	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		10
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
		18
PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

Signatures		20
Exhibit Index		21

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,

	2001	2000

Net revenues:
Products	$ 20,434	$ 24,250
Services	2,358	2,270

Total net revenues	22,792	26,520

Cost of revenues:
Products	3,982	4,021
Services	2,258	1,719

Total cost of revenues	6,240	5,740

Gross profit	16,552	20,780

Operating expenses:
Research and development	5,123	4,110
Selling and marketing	10,366	10,355
General and administrative	3,589	3,312

Total operating expenses	19,078	17,777

Operating income (loss)	(2,526)	3,003
Other income - net	122	337

Income (loss) before provision for income taxes	(2,404)	3,340
Provision for (benefit from) income taxes	(817)	1,236

Net income (loss)	$ (1,587)	$ 2,104

Earnings (loss) per share:
Basic	$ (0.11)	$ 0.15
Diluted	$ (0.11)	$ 0.14

Weighted average shares outstanding:
Basic	14,931	14,170
Diluted	14,931	15,408

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	December 31, 2001	September 30, 2001

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 10,453	$ 6,148
Short-term investments, at amortized cost	20,735	23,126

Total cash and short-term investments	31,188	29,274
Accounts receivable, less allowance of $2,447 and $2,658 at December 31, 2001 and September 30, 2001, respectively
	18,802	25,190
Inventories	491	455
Income taxes receivable	1,247	530
Deferred income taxes	1,394	1,391
Other current assets	3,231	2,806

Total current assets	56,353	59,646
Property and equipment - net	17,725	17,572
Product development costs - net	452	618
Deferred income taxes	9,996	9,996
Goodwill - net	11,314	11,150
Other intangible assets - net	2,100	2,415
Investments and other assets	6,957	6,682

Total assets	$ 104,897	$ 108,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,553	$ 4,979
Accrued liabilities	14,806	15,091
Deferred revenue	9,612	9,377

Total current liabilities	25,971	29,447
Deferred revenue, long term	542	1,018
Mortgage payable	2,000	-
Other long-term liabilities	334	331

Total liabilities	28,847	30,796

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	30	31
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	50,179	49,798
Retained earnings	27,578	29,165
Accumulated other comprehensive loss	(1,737)	(1,711)

	76,050	77,283

Total liabilities and stockholders' equity	$ 104,897	$ 108,079

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Three months Ended December 31,

	2001	2000

Cash flows from (used for) operating activities
Net income (loss)	$ (1,587)	$ 2,104
Depreciation and amortization	2,149	1,572
Allowance for accounts receivable	(178)	575
Tax benefit from option exercises	125	5,658
Minority interest in income of investments	(88)	(145)
Provision for write-down of minority investments	100	-
Changes in operating assets and liabilities:
Accounts receivable	6,459	1,069
Inventories	(69)	9
Other current assets	(519)	126
Accounts payable and accrued liabilities	(2,381)	(3,144)
Deferred revenue	(246)	765
Income taxes	(1,180)	(4,703)

Net cash from operating activities	2,585	3,886

Cash flows from (used for) investing activities
Additions to property and equipment	(2,872)	(1,088)
Capitalized product development costs	(81)	(40)
Acquisition of business and technology	-	(6,619)
Short-term investments, net	2,391	608
Other investments	-	(1,000)

Net cash used for investing activities	(562)	(8,139)

Cash flows from (used for) financing activities
Proceeds from mortgage payable	2,000	-
Repurchase of common stock for treasury	-	(351)
Proceeds from exercise of options and ESPP stock purchases	257	2,688

Net cash from financing activities	2,257	2,337

Effect of exchange rate changes on cash and cash equivalents	25	50

Net change in cash and equivalents	4,305	(1,866)
Cash and equivalents, beginning of period	6,148	13,066

Cash and equivalents, end of period	$ 10,453	$ 11,200

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

The September 30, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain reclassifications have been made to amounts previously reported to conform to the fiscal 2002 presentation.

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 2001 and 2000.

	Three months Ended December 31,

	2001	2000

	(Amounts in thousands, except per share data)

Net income (loss)	$ (1,587)	$ 2,104

Weighted average shares for basic EPS	14,931	14,170
Effect of dilutive stock options	-	1,238

Weighted average shares and assumed exercise of stock options for diluted EPS
	14,931	15,408

Basic EPS	$ (0.11)	$ 0.15
Diluted EPS	$ (0.11)	$ 0.14

The impact of options for the three months ended December 31, 2001 was anti-dilutive and therefore was excluded from the calculation.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

3.  Comprehensive Income

Comprehensive income (loss) was as follows:

	Three months Ended December 31,

	2001	2000

	(In thousands)

Net income (loss)	$ (1,587)	$ 2,104
Change in accumulated translation adjustments	(26)	189

Total comprehensive income (loss)	$ (1,613)	$ 2,293

4.  Derivative Instruments and Hedging Activities

The Company has entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S. dollars of $3.8 million. This derivative instrument represents a combination of an interest-rate and a currency swap. Under SFAS No. 133, this contract does not require "special" or "hedge" accounting. As such, the gains or losses on the hedging instrument and the offsetting losses or gains on the hedged item are both recorded in the income statement and therefore offset each other naturally.

5.  Segment Information

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

Summary financial information by segment for the three months ended December 31, 2001 and 2000, as taken from the internal management accounting system discussed above, is as follows:

	December 31,

	2001	2000

Net revenues:	(in thousands)
Americas	$ 12,771	$ 17,366
EAME	7,063	6,953
Asia-Pacific	2,958	2,201

Total net revenues	$ 22,792	$ 26,520

Operating income (loss):
Americas	$ 1,920	$ 6,846
EAME	1,568	2,219
Asia-Pacific	634	479
Corporate adjustments:
R&D	(3,648)	(3,252)
Marketing	(1,948)	(2,084)
G&A	(1,052)	(1,205)

Total operating income (loss)	$ (2,526)	$ 3,003

The operating income by segment above differs from the amounts presented under generally accepted accounting principles because the Company does not allocate certain corporate costs for research and development, marketing, and general and administrative activities to the geographic locations. The table above reconciles the operating income by segment to operating income (loss) as reported on the Income Statements by including such adjustments.

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
(unaudited)

6.  Commitments and Contingencies (continued)

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

In December 2000, the Company was named as a defendant in an action filed by Michael Reiff in the United States District Court for the Northern District of New York alleging breach of a purported contract of employment and related matters in connection with the Company's termination of Reiff as the Company's Vice President and General Manager, Asia Pacific Operations. The complaint seeks $2.6 million compensation for loss of employment and consequent loss of stock option vesting, and $15.0 million in punitive damages. On February 12, 2002, the Company executed a settlement with Reiff under which the Company will pay $275,000 as full and final settlement of all matters relating to his past employment with the Company. This $275,000 has been accrued for and is included in the accrued liabilities caption of the balance sheet as of December 31, 2001.

7.  Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment, at least annually, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless the useful lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt SFAS 142 effective with the Company's fiscal year beginning on October 1, 2001. In accordance with SFAS 142 the Company ceased amortizing goodwill totaling $11.2 million as of the beginning of fiscal 2002. As a result, in the first quarter of fiscal 2002, the Company did not recognize $677 thousand of goodwill amortization expense that would have been recognized under the previous standards.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

The following table presents the impact of SFAS 142 on net income (loss) and earnings (loss) per share had the standard been in effect for the first quarter of fiscal 2001:

	Three months Ended December 31,

	2001	2000

	(Amounts in thousands, except per share data)

Reported net income (loss)	$ (1,587)	$ 2,104
Amortization of goodwill	-	157
Income tax effect	-	(58)

Net Adjustments	-	99

Adjusted net income (loss)	$ (1,587)	$ 2,203

Reported basic earnings (loss) per share	$ (0.11)	$ 0.15
Adjusted basic earnings (loss) per share	$ (0.11)	$ 0.16
Reported diluted earnings (loss) per share	$ (0.11)	$ 0.14
Adjusted diluted earnings (loss) per share	$ (0.11)	$ 0.14

The Company is required to perform goodwill impairment tests on an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The components of other intangibles are as follows (in thousands):

		Accumulated Amortization		Amortization Period
December 31, 2001	Gross		Net
Technology intangibles	$ 1,455	$ 1,218	$ 237	3 years
Customer intangibles	3,145	1,396	1,749	5-7 years
Other	161	47	114	3 years

Total	$ 4,761	$ 2,661	$ 2,100

		Accumulated Amortization		Amortization Period
September 30, 2001	Gross		Net
Technology intangibles	$ 1,456	$ 1,097	$ 359	3 years
Customer intangibles	3,186	1,260	1,926	5-7 years
Other	161	31	130	3 years

Total	$ 4,803	$ 2,388	$ 2,415

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

Amortization of purchased intangible assets for the three months ended December 31, 2001 was $273 thousand.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount

2002	$ 1,003
2003	686
2004	581
2005	145

8.  Recent Accounting Pronouncements

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo designs, develops, markets, licenses and supports location-based software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe, Australia and Japan, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operation are based on MapInfo's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, restructuring, contingencies and litigation. MapInfo bases its estimates on historical experience and on various assumptions that are believed to be reasonable at the time. The basis for carrying values of assets and liabilities are determined from these estimates when they are not apparent from other sources. Actual results may differ from these estimates under different conditions or assumptions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records reductions to revenue for estimated product returns. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of MapInfo's customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be recognized. MapInfo writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary. MapInfo holds minority interests in companies having operations or technology in areas within its strategic focus. The Company records an investment impairment charge when an investment has experienced a decline in value that the Company believes is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value. This may require an impairment charge in the future. The Company has established a valuation allowance to reserve a portion of the net deferred tax assets representing foreign tax credit carryforwards. There is no valuation allowance recorded against the Company's remaining net deferred tax assets as it is more likely than not that all remaining future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income are reduced.

Net Revenues

For the first quarter of fiscal 2002, revenues decreased 14% or $3.7 million to $22.8 million from $26.5 million in the same period a year ago. Approximately $2.2 million of the decrease was attributable to decreased software revenues and $1.6 million was attributable to decreased sales of data products. On a geographic basis, revenues in the Americas decreased approximately 26% while revenues in Europe increased 2%, and Asia-Pacific revenues increased 34% when compared to the same period a year ago. The revenue decline in the Americas was primarily the result of reduced spending by telecommunication companies stemming from a broad decline in communications industry demand, and to a continued slowing in the rate of new customer acquisitions. The Company attributes the slowing rate of new customer acquisitions to reduced IT spending across the domestic economy. In Europe, weakening economic conditions were offset by the progress made in the quarter in the emerging wireless location-based services ("LBS") market. In total, the Company received approximately $1.0 million under two purchase orders relating to the wireless LBS market in Europe, of which approximately $600 thousand was recognized as revenue. The increase in Asia-Pacific revenues was mainly attributable to the March 2001 acquisition of ERSIS Australia Pty Ltd. as well as growth in Japan. Foreign currency had minimal impact on European revenues for the quarter; however, Asia-Pacific revenue would have increased 41% for the quarter compared to the prior year results excluding the effect of foreign currency translation.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 27.4% in the first quarter of 2002 from 21.6% in the same period a year ago. As a result, the gross profit margin decreased to 72.6% from 78.4%. The lower margins are primarily attributable to the recent acquisitions of Compusearch and ERSIS and to product mix.

Research and development (R&D) expenses increased 25% to $5.1 million in the first quarter of fiscal 2002 from $4.1 million in the prior year period. Excluding acquisitions, R&D would have increased 13%, primarily as a result of additional resources allocated to the emerging LBS technology. As a percentage of revenues, R&D expenses increased to 22.5% in 2002 compared to 15.5% in 2001.

Selling and marketing expenses remained flat at $10.4 million in the first quarter of fiscal 2002 compared to the prior year. Excluding acquisitions, sales and marketing expenses would have declined 10%. As a percentage of revenues, selling and marketing expenses in the first quarter increased to 45.5% from 39.0% a year ago.

General and administrative (G&A) expenses increased by 8% to $3.6 million in the first quarter of fiscal 2002 from $3.3 million in 2001. Excluding acquisitions, G&A expenses would have decreased 3%. Amortization of intangibles of $273 thousand declined slightly from the prior year of $308 thousand but declined by $677 thousand from the quarter ending September 30, 2001, resulting from ceasing to amortize goodwill due to the adoption of SFAS 142 "Goodwill and Other Intangible Assets" effective October 2001. As a percentage of revenues, G&A expenses increased to 15.8% from 12.5% in prior year period.

During the first quarter of fiscal year 2002, the Company recorded a workforce restructuring charge of approximately $325 thousand primarily for severance and fringe benefits. This program resulted in the reduction of forty-two regular employees, primarily in North America.

Other income of $122 thousand was $215 thousand lower than prior year. This was mainly attributable to a decrease in interest income resulting from lower cash balances and decreased interest rates.

The effective income tax rate for the quarter ended December 31, 2001 was 34% compared to 37% in the quarter ended December 31, 2000.

Financial Condition

The Company's cash and short-term investments totaled $31.2 million at December 31, 2001 compared to $29.3 million at September 30, 2001. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo's long-term debt at December 31, 2001 consisted of $2.0 million in mortgage payable, drawn down pursuant to the December 21, 2001 mortgage loan described below. Additionally, the Company has a preliminary agreement regarding a $10 million credit facility with a bank that will be available from March 31, 2002 through March 31, 2003.

Net cash generated from operating activities was $2.6 million for the quarter ended December 31, 2001 compared to $3.9 million for the same period in fiscal 2001. Cash generated from operating activities in the first quarter of fiscal 2002 resulted primarily from collections of accounts receivable offset by decreases in accounts payable/accrued liabilities and income taxes payable. First quarter 2001 cash flow from operating activities included a tax benefit from option exercises of $5.7 million compared to $125 thousand in the first quarter of fiscal 2002. This decline was the result of reduced option exercise activity in the first quarter of fiscal 2002. Net cash used for investing activities was $600 thousand due primarily to fixed asset additions of $2.9 million (including $2.2 million for the construction of the Company's new facility in Troy, New York) offset primarily by a decrease in short-term investments of $2.4 million. Net cash from financing activities was $2.3 million due to mortgage proceeds of $2.0 million and proceeds from the exercise of stock options of $300 thousand.

The balance of accounts receivable at December 31, 2001 was $18.8 million compared to $25.2 million at September 30, 2001. The decrease is due primarily to fiscal 2002's first quarter revenues, which declined $3.6 million from the fourth quarter of fiscal 2001, and strong collections during the first quarter of fiscal 2002.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

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

New Accounting Standards

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

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 40% of the Company's net revenues in the first quarter of fiscal 2002. A significant reduction in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

Effects of economic slowdown. The recent stock market decline and broad economic slowdown has affected the demand for software products and related services, lengthened sales cycles and caused decreased technology spending for many of the Company's customers and potential customers. These events adversely impacted the Company's revenues in 2001 in the first quarter of fiscal 2002, particularly in the United States, and could have a material effect on the Company in the future, including without limitation, on the Company's future revenues and earnings.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including MapInfo® Routing J Server, MapInfo® MapXtend™ , MapInfo® miAware™ , MapInfo® miSites™ , MapInfo® miDirections™ and MapInfo® Coverage Locator™ . The Company also recently began undertaking broad initiatives in wireless, LBS and Customer Relationship Management ("CRM") applications. The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 44% of total Company revenues in the first quarter of fiscal 2002. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 36% of the Company's revenues were denominated in foreign currencies in the first quarter of fiscal 2002. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with construction and purchase of facilities. The Company expects to incur significant expenditures in connection with the construction of its new facility in Troy, New York and the potential purchase of its One Global View facility. These expenditures could materially reduce the Company's liquidity. In addition, there can be no assurance the Company will continue to grow at a rate sufficient to fully utilize the new facility and to increase revenues at a level sufficient to offset the costs of this expansion.

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

Risks associated with new accounting pronouncements. See Note 7 of the Notes to Financial Statements, above.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the devaluation of certain foreign currencies reduced first quarter 2002 growth by approximately $250 thousand or 1 percentage point. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. In addition, the Company has entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S. dollars of $3.8 million. This derivative instrument represents a combination of an interest-rate and a currency swap. Under SFAS No. 133, this contract does not require "special" or "hedge" accounting. As such, the gains or losses on the hedging instrument and the offsetting losses or gains on the hedged item are both recorded in the income statement and therefore offset each other naturally.

Interest Rates. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $22.0 million (which approximates the average amount invested in these securities during the fiscal quarter ended December 31, 2001) each 1-percentage point decrease in the applicable interest rate would result in a $220 thousand decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

MapInfo Corporation

Part II. Other Information

Item 1. Legal Proceedings

In December 2000, the Company was named as a defendant in an action filed by Michael Reiff in the United States District Court for the Northern District of New York alleging breach of a purported contract of employment and related matters in connection with the Company's termination of Reiff as the Company's Vice President and General Manager, Asia Pacific Operations. The complaint seeks $2.6 million compensation for loss of employment and consequent loss of stock option vesting, and $15.0 million in punitive damages. On February 12, 2002, the Company executed a settlement with Reiff under which the Company will pay $275,000 as full and final settlement of all matters relating to his past employment with the Company.

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended December 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: February 13, 2002	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit
4.1(1)	Certificate of Incorporation

4.1A(2)	Certificate of Amendment of Certificate of Incorporation dated February 28, 2001.

4.2(2)	By-laws of the Registrant

10.1	Building Loan Agreement by and between MapInfo Realty, LLC and Charter One Bank, F.S.B.

10.2	Mortgage and Security Agreement by and between Rensselaer County Industrial Development Agency and MapInfo Realty, LLC

10.3	Promissory Note by and between MapInfo Realty, LLC and Charter One Bank, F.S.B.

10.4	Guaranty Agreement by and between the Registrant and Charter One Bank, F.S.B.

(1) Incorporated herein by reference from the exhibits to the Registrant's Form 8-K dated November 6, 1997.

(2) Incorporated herein by reference from the exhibits to the Registrant's Form S-8 filed with the Securities and Exchange Commission on March 9, 2001, File No. 333-56790.