Form 10-Q
period 2002-03-31
MAPINFO CORP
filed 2002-05-13
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002
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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 1, 2002 was 15,119,332.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2002

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended March 31		Ended March 31

	2002	2001	2002	2001

Net revenues:
Products	$ 21,245	$ 27,116	$ 41,679	$ 51,366
Services	2,233	3,291	4,591	5,561

Total net revenues	23,478	30,407	46,270	56,927

Cost of revenues:
Products	4,089	4,429	8,071	8,450
Services	2,158	2,472	4,416	4,191

Total cost of revenues	6,247	6,901	12,487	12,641

Gross profit	17,231	23,506	33,783	44,286

Operating expenses:
Research and development	5,128	4,805	10,251	8,915
Selling and marketing	9,432	10,774	19,798	21,129
General and administrative	3,300	4,066	6,889	7,378

Total operating expenses	17,860	19,645	36,938	37,422

Operating income (loss)	(629)	3,861	(3,155)	6,864
Other income - net	56	353	178	690

Income (loss) before provision for income taxes	(573)	4,214	(2,977)	7,554
Provision for (benefit from) income taxes	(225)	1,483	(1,042)	2,719

Net income (loss)	$ (348)	$ 2,731	$ (1,935)	$ 4,835

Earnings (loss) per share:
Basic	$ (0.02)	$ 0.19	$ (0.13)	$ 0.34
Diluted	$ (0.02)	$ 0.18	$ (0.13)	$ 0.31

Weighted average shares outstanding:
Basic	15,010	14,483	14,971	14,326
Diluted	15,010	15,531	14,971	15,481

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	March 31,	September 30,
	2002	2001

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 18,450	$ 6,148
Short-term investments, at amortized cost	15,722	23,126

Total cash and short-term investments	34,172	29,274
Accounts receivable, less allowance of $2,779 and $2,658
at March 31, 2002 and September 30, 2001, respectively	20,913	25,190
Inventories	452	455
Income taxes receivable	1,601	530
Deferred income taxes	1,373	1,391
Other current assets	3,319	2,806

Total current assets	61,830	59,646
Property and equipment - net	19,067	17,572
Product development costs - net	285	618
Deferred income taxes	9,995	9,996
Goodwill - net	11,896	11,150
Other intangible assets - net	1,814	2,415
Investments and other assets	3,866	6,682

Total assets	$ 108,753	$ 108,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 3,708	$ 4,979
Accrued liabilities	13,470	15,091
Deferred revenue	9,865	9,377

Total current liabilities	27,043	29,447
Deferred revenue, long term	644	1,018
Mortgage payable	4,000	-
Other long-term liabilities	336	331

Total liabilities	32,023	30,796

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	30	31
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	51,398	49,798
Retained earnings	27,230	29,165
Accumulated other comprehensive loss	(1,928)	(1,711)

	76,730	77,283

Total liabilities and stockholders' equity	$ 108,753	$ 108,079

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Six months
	Ended March 31,

	2002	2001

Cash flows from (used for) operating activities
Net income (loss)	$ (1,935)	$ 4,835
Depreciation and amortization	3,970	3,602
Disposal of fixed assets	205
Allowance for accounts receivable	194	831
Tax benefit from option exercises	184	6,242
Minority interest in losses of investments	(102)	(135)
Provision for write-down of minority investments	234	(26)
Changes in operating assets and liabilities:
Accounts receivable	3,916	(4,112)
Inventories	(42)	64
Other current assets	(478)	(996)
Accounts payable and accrued liabilities	(2,538)	(262)
Deferred revenue	104	940
Income taxes	(1,569)	(4,005)

Net cash from operating activities	2,143	6,978

Cash flows from (used for) investing activities
Additions to property and equipment	(4,845)	(3,495)
Capitalized product development costs	(79)	(131)
Acquisition of business and technology	-	(7,937)
Short-term investments, net	7,404	7,448
Long-term investments	2,376	(1,000)

Net cash from (used for) investing activities	4,856	(5,115)

Cash flows from (used for) financing activities
Proceeds from mortgage payable	4,000	-
Repurchase of common stock for treasury	-	(2,948)
Proceeds from exercise of stock options and ESPP purchases	1,417	4,191

Net cash from financing activities	5,417	1,243

Effect of exchange rates on cash and cash equivalents	(114)	(2)

Net change in cash and equivalents	12,302	3,104
Cash and equivalents, beginning of period	6,148	13,066

Cash and equivalents, end of period	$ 18,450	$ 16,170

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

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended March 31, 2002 and 2001.

	Three months Ended March 31,		Six months Ended March 31,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)

Net income (loss)	$ (348)	$ 2,731	$ (1,935)	$ 4,835

Weighted average shares for basic EPS	15,010	14,483	14,971	14,326
Effect of dilutive stock options	-	1,048	-	1,155

Weighted average shares and assumed exercise of
stock options for diluted EPS	15,010	15,531	14,971	15,481

Basic EPS	$ (0.02)	$ 0.19	$ (0.13)	$ 0.34
Diluted EPS	$ (0.02)	$ 0.18	$ (0.13)	$ 0.31

The impact of options for the three and six months ended March 31, 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of options had not been anti-dilutive, the effect of dilutive stock options would have been 398 and 448 for the three and six months ended March 31, 2002, respectively.

MapInfo Corporation and Subsidiaries

Notes to Financial Statements - Continued

(unaudited)

3.  Comprehensive Income

Comprehensive income (loss) was as follows:

	Three months Ended March 31,		Six months Ended March 31,

	2002	2001	2002	2001

	(In thousands)		(In thousands)

Net income (loss)	$ (348)	$ 2,731	$ (1,935)	$ 4,835
Change in accumulated translation adjustments	(191)	(679)	(217)	(490)

Total comprehensive income (loss)	$ (539)	$ 2,052	$ (2,152)	$ 4,345

4.  Derivative Instruments and Hedging Activities

The Company had previously entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S. dollars of $3.8 million. This derivative instrument represented a combination of an interest-rate and a currency swap. Under SFAS No. 133, this contract did not require "special" or "hedge" accounting. As such, the gains or losses on the hedging instrument and the offsetting losses or gains on the hedged item were both recorded in the income statement and therefore offset each other naturally. This foreign currency contract was settled in March 2002.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

Summary financial information by segment for the three and six months ended March 31, 2002 and 2001, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

Net revenues:	(in thousands)		(in thousands)
Americas	$ 12,784	$ 16,979	$ 25,555	$ 34,345
EAME	7,982	10,273	15,045	17,226
Asia-Pacific	2,712	3,155	5,670	5,356

Total net revenues	$ 23,478	$ 30,407	$ 46,270	$ 56,927

Operating income (loss):
Americas	$ 2,941	$ 5,641	$ 4,861	$ 12,488
EAME	2,318	3,712	3,886	5,931
Asia-Pacific	570	1,254	1,204	1,733
Corporate adjustments:
R&D	(3,722)	(3,391)	(7,370)	(6,643)
Marketing	(1,800)	(2,102)	(3,748)	(4,187)
G&A	(936)	(1,253)	(1,988)	(2,458)

Total operating income (loss)	$ (629)	$ 3,861	$ (3,155)	$ 6,864

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

7.  Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment, at least annually, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless the useful lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, however, the Company has elected to adopt SFAS 142 effective with the Company's fiscal year beginning on October 1, 2001. In accordance with SFAS 142 the Company ceased amortizing goodwill totaling $11.2 million as of the beginning of fiscal 2002. As a result, in the second quarter and the first six months of fiscal 2002, the Company did not recognize $709 thousand and $1.4 million, respectively, of goodwill amortization expense that would have been recognized under the previous standards.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

The following table presents the impact of SFAS 142 on net income (loss) and earnings (loss) per share had the standard been in effect for the second quarter and the first six months of fiscal 2001:

	Three months Ended March 31,		Six months Ended March 31,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Reported net income (loss)	$ (348)	$ 2,731	$ (1,935)	$ 4,835
Amortization of goodwill	-	282	-	439
Income tax effect	-	(99)	-	(158)

Net Adjustments	-	183	-	281

Adjusted net income (loss)	$ (348)	$ 2,914	$ (1,935)	$ 5,116

Reported basic earnings (loss) per share	$ (0.02)	$ 0.19	$ (0.13)	$ 0.34
Adjusted basic earnings (loss) per share	$ (0.02)	$ 0.20	$ (0.13)	$ 0.36
Reported diluted earnings (loss) per share	$ (0.02)	$ 0.18	$ (0.13)	$ 0.31
Adjusted diluted earnings (loss) per share	$ (0.02)	$ 0.19	$ (0.13)	$ 0.33

The Company is required to perform goodwill impairment tests on an annual basis. During the quarter ended March 31, 2002, a third party completed a valuation study of the significant elements of goodwill. The results of the study were that there was no indication of any impairment of the goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The components of other intangibles are as follows (in thousands):

		Accumulated		Amortization
March 31, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,305	$ 150	3 years
Customer intangibles	3,145	1,579	1,566	5-7 years
Other	161	63	98	3 years

Total	$ 4,761	$ 2,947	$ 1,814

		Accumulated		Amortization
September 30, 2001	Gross	Amortization	Net	Period

Technology intangibles	$ 1,456	$ 1,097	$ 359	3 years
Customer intangibles	3,186	1,260	1,926	5-7 years
Other	161	31	130	3 years

Total	$ 4,803	$ 2,388	$ 2,415

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

Amortization of purchased intangible assets for the three and six months ended March 31, 2002 was $286 thousand and $559 thousand, respectively.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount

2002	$ 917
2003	716
2004	590
2005	192

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo designs, develops, markets, licenses and supports location-based software ("LBS") and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe, and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

The Company continued to reduce operating costs during the second quarter of fiscal year 2002 in support of its cost reduction objectives. A total of $4.5 million in annualized operating cost savings were realized during the second fiscal quarter and in April 2002, including headcount reductions, restructuring of the business model in Japan, and the consolidation of the Company's Canadian operations. In Japan, the Company increased its ownership position in Alps Mapping Co.,Ltd., ("Alps") from 17% to 49%, and granted Alps exclusive distribution rights in Japan to MapInfo's software products. This enabled the Company to close its sales office in Japan. In Canada, the Company consolidated its Canadian operations into a single location headquartered in Toronto. The Company's Scarborough research and development operation has been combined with the Toronto office, co-locating the engineering group with the sales, marketing and product development groups from the Compusearch acquisition in December 2000. This will enable the Company to increase operational efficiency, improve communications and showcase its solutions to its global customers. As a result of these and previous reductions, actual total company headcount was 698 at April 30, 2002 compared to 770 at September 2001.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operation are based on MapInfo's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, restructuring, contingencies and litigation. MapInfo bases its estimates on historical experience and on various assumptions that are believed to be reasonable at the time. The basis for carrying values of assets and liabilities are determined from these estimates when they are not apparent from other sources. Actual results may differ from these estimates under different conditions or assumptions.

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

Net Revenues

For the second quarter of fiscal 2002, revenues decreased 23% or $6.9 million to $23.5 million from $30.4 million in the same period a year ago. Approximately $3.5 million of the decrease was attributable to decreased software revenues, $2.3 million was attributable to decreased sales of data products, and $1.1 million was attributable to a decrease in revenue from services. On a geographic basis, revenues in the Americas decreased approximately 25% while revenues in Europe decreased 22%, and Asia-Pacific revenues decreased 14% when compared to the same period a year ago. The revenue decline in the Americas and Europe was primarily the result of reduced spending by telecommunications companies stemming from a broad decline in communications industry demand, and to a low rate of new customer acquisitions. The Company attributes the slowing rate of new customer acquisitions to reduced IT spending across the economies of the Americas and Europe. During the second quarter, the Company recognized approximately $400 thousand in revenue relating to the wireless LBS market in Europe. The decrease in Asia-Pacific revenues was mainly attributable to declines in both China and Japan, offset slightly by an increase in Australia due to the March 2001 acquisition of ERSIS Australia Pty Ltd. Foreign currency negatively impacted European revenue for the quarter by $133 thousand; and Asia-Pacific revenue by $89 thousand in the quarter compared to the prior year results.

For the first six months of fiscal 2002, revenues decreased 19% or $10.7 million to $46.3 million from $56.9 million in the prior year. Approximately $5.8 million of the decrease was attributable to decreased software revenue, $3.9 million was attributable to decreased sales of data products, and $1.0 million was attributable to a decrease in revenue from services. On a geographic basis, revenues in the Americas decreased approximately 22% and Europe decreased 13%, while revenue in Asia-Pacific increased 6% when compared to the same period a year ago. The revenue decline in the Americas was primarily the result of telecommunication companies continuing to reduce spending due to the broad decline in communications industry demand, and to a continued slowing in the rate of new customer acquisitions. The Company attributes the slowing rate of new customer acquisitions to reduced IT spending across the domestic economy. In Europe, revenues decreased by 13% in the first half of fiscal 2002 due to weakening economic conditions throughout Europe and reduced communication industry demand. During the first six months of fiscal 2002, the Company recognized approximately $900 thousand in revenue relating to the wireless LBS market in Europe. The increase in Asia-Pacific revenue was mainly attributable to an increase in Australia due to the March 2001 acquisition of ERSIS Australia Pty Ltd., offset by a decline in China. Foreign currency negatively impacted European revenue for the first six months by $141 thousand; and Asia-Pacific revenue by $240 thousand compared to the prior year results.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 26.6% in the second quarter of 2002 from 22.7% in the same period a year ago. As a result, the gross profit margin decreased to 73.4% from 77.3% in the prior year second quarter. For the first six months of fiscal 2002, cost of revenues increased to 27.0% of revenues from 22.2% in the prior year. As a result, the gross profit margin decreased to 73.0% from 77.8% in the prior year. The lower margins in the quarter and the first six months of fiscal 2002 are primarily attributable to the acquisitions of Compusearch and ERSIS, product mix, increased data royalties and lower utilization rates in service activities.

Research and development (R&D) expenses increased 7% to $5.1 million in the second quarter of fiscal 2002 from $4.8 million in the corresponding prior year period. For the first six months of fiscal 2002 R&D expenses increased 15% to $10.3 million from $8.9 million in fiscal 2001. The increase in the second quarter and the first six months was primarily the result of additional headcount associated with the acquisitions of Compusearch and ERSIS. As a percentage of revenues, R&D expenses increased to 21.8% in the second quarter of fiscal 2002 compared to 15.8% in 2001. R&D expenses were 22.2% of revenues in the first half of fiscal 2002 compared to 15.7% in 2001.

Selling and marketing expenses decreased 12% to $9.4 million in the second quarter from $10.8 million in the prior year. For the first six months of fiscal 2002 selling and marketing expenses decreased 6% to $19.8 million from $21.1 million in 2001. The decrease in the second quarter and year-to-date was primarily due to reduced spending on marketing programs. Selling expenses declined slightly due to the reductions in commissions and bonuses resulting from the revenue and profit decrease, which were offset by one-time charges associated with restructuring and streamlining the sales operation in Japan. As a percentage of revenues, selling and marketing expenses in the second quarter increased to 40.2% from 35.4% a year ago. In the first six months of fiscal 2002, selling and marketing expenses were 42.8% of revenues compared to 37.1% in 2001

General and administrative (G&A) expenses decreased by 19% to $3.3 million in the second quarter of fiscal 2002 from $4.1 million in 2001. For the first six months of fiscal 2002 G&A expenses decreased 7% to $6.9 million from $7.4 million in 2001. Amortization of intangibles of $286 thousand in the second quarter of fiscal 2002 decreased $188 thousand from the prior year of $474 thousand, resulting from a reduction of goodwill amortization due to the adoption of SFAS 142 "Goodwill and Other Intangible Assets" effective October 2001. For the first six months of fiscal 2002, amortization of intangibles was $559 thousand compared to $782 thousand in the corresponding period of the prior fiscal year. As a percentage of revenues, G&A expenses increased to 14.1% in the second quarter of fiscal 2002 from 13.4% in the prior year period. For the first six months of fiscal 2002, G&A expenses were 14.9% of revenue compared to 13% in the prior year period.

During the second quarter of fiscal year 2002, the Company continued to reduce operating costs. A restructuring charge of approximately $600 thousand was recorded in the second quarter, which represented one-time costs for severance, the closing of the Japan sales office, and the office consolidation in Canada. During the first quarter of fiscal year 2002, the Company recorded a cost restructuring charge of approximately $325 thousand primarily for severance. For the seven months ended April 30, 2002, this program has resulted in the net reduction of seventy-two regular employees, primarily in North America and Japan. Total Company headcount was 698 at April 30, 2002 compared to 719 at March 31, 2002 and 770 at September 30, 2001.

Other income of $56 thousand was $297 thousand lower the than prior year. Other income for the first six months of fiscal 2002 of $178 thousand was $512 thousand lower than the prior year of $690 thousand. Both the second quarter and the year-to-date decreases were mainly attributable to a decrease in interest income resulting from lower cash balances and lower investment interest rates. Also contributing to the decreases were foreign exchange losses of $191 thousand and $215 thousand in 2002's second quarter and the first six months, respectively, versus a gain of $43 thousand and a loss of $41 thousand in 2001's second quarter and first six months, respectively.

The effective income tax rate for the quarter ended March 31, 2002 was 39% compared to 35% in the quarter ended March 31, 2001. The effective tax rate for the first half of fiscal 2002 was 35% versus 36% in the comparable period of the prior year.

Financial Condition

The Company's cash and short-term investments totaled $34.2 million at March 31, 2002 compared to $29.3 million at September 30, 2001. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo's long-term debt at March 31, 2002 consisted of $4.0 million in mortgage payable, drawn down pursuant to the December 21, 2001 mortgage loan described below. Additionally, the Company has a $10 million credit facility with a bank that expires March 31, 2003. The Company has never borrowed under this credit facility.

Net cash generated from operating activities was $2.1 million for the six months ended March 31, 2002 compared to $7.0 million for the same period in fiscal 2001. Cash generated from operating activities in the first six months of fiscal 2002 resulted primarily from collections of accounts receivable, offset by decreases in accounts payable/accrued liabilities as well as income taxes payable. The first six months of fiscal 2001 cash flow from operating activities included a tax benefit from option exercises of $6.2 million compared to $184 thousand in the first six months of fiscal 2002. This decline was the result of reduced option exercise activity in the first six months of fiscal 2002. Net cash from investing activities was $4.9 million due primarily to cash provided by short-term investments of $7.4 million and long-term investments of $2.4 million, including the selling of the Company's shares of Kartekkeskus Oy for $1.0 million and the redemption of a warrant in Alps Mapping and the related hedge transaction totaling $1.5 million, offset by fixed asset additions of $4.8 million (including $3.6 million for the construction of the Company's new facility in Troy, New York). Net cash from financing activities was $5.4 million due to mortgage proceeds of $4.0 million and proceeds from the exercise of stock options of $1.4 million.

The balance of accounts receivable at March 31, 2002 was $20.9 million compared to $25.2 million at September 30, 2001. The decrease is due primarily to fiscal 2002's second quarter revenues, which declined $2.9 million from the fourth quarter of fiscal 2001, and strong collections during the first quarter of fiscal 2002.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

Investment in Alps Mapping Co., Ltd.

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $1.0 million) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In February 2002, the Company redeemed, at face value, one debt instrument of 100 million Yen (approximately $750 thousand). In addition the remaining two debt instruments with warrants were converted into equity resulting in the increase of the Company's ownership in Alps to 49%. This investment is accounted for under the equity method of accounting.

Construction of New Facilities

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company will construct a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance the construction and the related land lease. The financing arrangement provides for $14.1 million in construction financing and is convertible into a seven and one half year term loan. During the six months ended March 31, 2002 costs incurred for the construction of the new facility were approximately $6.2 million and the total costs incurred to date on the project were approximately $10.9 million.

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

Outlook: Issues and Risks

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements as to the sufficiency of funds to meet operating requirements for the next 12 months, as to the proposed cost and funding for the Company's expansion and purchase of facilities in Troy, New York and as to the impact of the Company's operating-cost reduction measures. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 40% of the Company's net revenues in the second quarter of fiscal 2002. A significant reduction in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

Effects of economic slowdown. The stock market decline and broad economic slowdown has affected the demand for software products and related services, lengthened sales cycles and caused decreased technology spending for many of the Company's customers and potential customers. These events adversely impacted the Company's revenues in 2001 and in the first half of fiscal 2002, particularly in the United States, and could have a material effect on the Company in the future, including without limitation, on the Company's future revenues and earnings.

Risks associated with cost reduction measures. During the fiscal year 2002, the Company restructured its operations, decreasing headcount by approximately seventy employees. The restructuring could have an adverse impact on the Company's business, including its ability to attract and retain customers or employees. The Company cannot provide any assurance that restructuring will achieve the desired financial benefits, nor can the Company provide any assurance that the reduction in headcount will not have an adverse impact on its business or future operating results.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including MapInfoâ Routing J Server, MapInfoâ MapXtendä , MapInfoâ miAwareä , MapInfoâ miSitesä , MapInfoâ miDirectionsä and MapInfoâ Coverage Locatorä . The Company also recently began undertaking broad initiatives in wireless, LBS and analytical Customer Relationship Management ("aCRM") applications. The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 45% of total Company revenues in the second quarter and the first six months of fiscal 2002. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 44% and 40% of the Company's revenues were denominated in foreign currencies in the second quarter and the first six months of fiscal 2002, respectively. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with construction and purchase of facilities. The Company expects to incur significant expenditures in connection with the construction of its new facility in Troy, New York and the potential purchase of its One Global View facility. These expenditures could materially reduce the Company's liquidity. In addition, there can be no assurance the Company will grow at a rate sufficient to fully utilize the new facility and to increase revenues at a level sufficient to offset the costs of this expansion.

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

Risks associated with new accounting pronouncements. See Notes 7 and 8 of the Notes to Financial Statements, above. There can be no assurance that the Company's financial results will not be adversely affected by these or other new accounting pronouncements or by the impairment of goodwill.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the devaluation of certain foreign currencies reduced second quarter and the first six months of 2002 revenue growth by approximately $325 thousand or 1 percentage point and $573 thousand also 1 percentage point, respectively. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. In addition, the Company had entered into a foreign currency contract to hedge against a Japanese yen denominated receivable with a notional value expressed in U.S. dollars of $3.8 million. This derivative instrument represented a combination of an interest-rate and a currency swap. Under SFAS No. 133, this contract did not require "special" or "hedge" accounting. As such, the gains or losses on the hedging instrument and the offsetting losses or gains on the hedged item were both recorded in the income statement and therefore offset each other naturally. This foreign currency contract was settled in March 2002.

Interest Rates. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $22.0 million (which approximates the average amount invested in these securities during the first six months of fiscal 2002) each 1-percentage point decrease in the applicable interest rate would result in a $220 thousand decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

MapInfo Corporation

Part II. Other Information

Item 1. Legal Proceedings

In December 2000, the Company was named as a defendant in an action filed by Michael Reiff in the United States District Court for the Northern District of New York alleging breach of a purported contract of employment and related matters in connection with the Company's termination of Reiff as the Company's Vice President and General Manager, Asia Pacific Operations. The complaint seeks $2.6 million compensation for loss of employment and consequent loss of stock option vesting, and $15.0 million in punitive damages. On February 12, 2002, the Company executed a settlement with Reiff under which the Company paid $275,000 as full and final settlement of all matters relating to his past employment with the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 13, 2002, the following proposals were adopted by the vote specified below:

	For	Against	Withheld	Abstentions
Election of Directors:
Mark P. Cattini	11,724,402		2,224,567
John C. Cavalier	13,566,962		382,007
George C. McNamee	13,577,670		371,299
Laszlo C. Bardos	13,510,518		438,451
Joni Kahn	13,561,228		387,741
Quinn H. Tran	13,575,119		373,850

Amendment to the 1993 Stock Incentive Plan:
The shares authorized under the 1993 Stock Option Plan
were increased from 4,781,250 to 5,281,250 shares.	9,592,651	4,327,396		28,922

Amendment to the 1993 Employee Stock Purchase Plan:
The shares authorized under the 1993 Employee Stock Purchase
Plan were increased from 1,012,500 to 1,312,500 shares.	13,642,937	285,594		20,438

Ratification of PricewaterhouseCoopers LLP
as the Company's Independent Public Accountants
for the current fiscal year.	13,796,305	128,222		23,848

MapInfo Corporation

Part II. Other Information (continued)

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: May 13, 2002	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit
3.1(1)	Certificate of Incorporation

3.1A(2)	Certificate of Amendment of Certificate of Incorporation dated February 28, 2001.

3.2(2)	By-laws of the Registrant

10.1	1993 Stock Incentive Plan, as amended to date

(1) Incorporated herein by reference from the exhibits to the Registrant's Form 8-K dated November 6, 1997.

(2) Incorporated herein by reference from the exhibits to the Registrant's Form S-8 filed with the Securities and Exchange Commission on March 9, 2001, File No. 333-56790.