Form 10-Q
period 2002-06-30
MAPINFO CORP
filed 2002-08-14
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
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

Yes X          No

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 8, 2002 was 15,137,273.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX
		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three and nine months ended June 30, 2002 and 2001	1

	Balance Sheets
	as of June 30, 2002 and September 30, 2001	2

	Cash Flows Statements
	for the nine months ended June 30, 2002 and 2001	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	22

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	23

Signatures		24
Exhibit Index		25

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

Net revenues:
Products	$ 20,173	$ 24,273	$ 61,852	$ 75,639
Services	2,544	2,427	7,135	7,988

Total net revenues	22,717	26,700	68,987	83,627

Cost of revenues:
Products	3,893	3,997	11,964	12,447
Services	2,184	2,988	6,600	7,179

Total cost of revenues	6,077	6,985	18,564	19,626

Gross profit	16,640	19,715	50,423	64,001

Operating expenses:
Research and development	4,937	4,988	15,188	13,903
Selling and marketing	9,723	10,780	29,521	31,909
General and administrative	3,135	4,189	10,024	11,567

Total operating expenses	17,795	19,957	54,733	57,379

Operating income (loss)	(1,155)	(242)	(4,310)	6,622
Other income (loss), net	(76)	228	102	918

Income (loss) before provision for income taxes	(1,231)	(14)	(4,208)	7,540
Provision for (benefit from) income taxes	(725)	(155)	(1,767)	2,564

Net income (loss)	$ (506)	$ 141	$ (2,441)	$ 4,976

Earnings (loss) per share:
Basic	$ (0.03)	$ 0.01	$ (0.16)	$ 0.34
Diluted	$ (0.03)	$ 0.01	$ (0.16)	$ 0.32

Weighted average shares outstanding:
Basic	15,137	14,617	15,026	14,423
Diluted	15,137	15,542	15,026	15,528

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	June 30,	September 30,
	2002	2001

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 23,836	$ 6,148
Short-term investments, at amortized cost	11,628	23,126

Total cash and short-term investments	35,464	29,274
Accounts receivable, less allowance of $2,666 and $2,658
at June 30, 2002 and September 30, 2001, respectively	20,231	25,190
Inventories	499	455
Income taxes receivable	2,871	530
Deferred income taxes	1,377	1,391
Other current assets	3,377	2,806

Total current assets	63,819	59,646
Property and equipment - net	23,617	17,572
Product development costs - net	169	618
Deferred income taxes	10,005	9,996
Goodwill - net	12,390	11,150
Other intangible assets - net	1,757	2,415
Investments and other assets	3,879	6,682

Total assets	$ 115,636	$ 108,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 3,835	$ 4,979
Accrued liabilities	14,987	15,091
Deferred revenue	10,415	9,377

Total current liabilities	29,237	29,447
Deferred revenue, long term	421	1,018
Mortgage payable	8,000	-
Other long-term liabilities	342	331

Total liabilities	38,000	30,796

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	30	31
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	51,659	49,798
Retained earnings	26,724	29,165
Accumulated other comprehensive loss	(777)	(1,711)

	77,636	77,283

Total liabilities and stockholders' equity	$ 115,636	$ 108,079

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Nine Months
	Ended June 30,

	2002	2001

Cash flows from (used for) operating activities
Net income (loss)	$ (2,441)	$ 4,976
Depreciation and amortization	5,500	5,961
Disposal of fixed assets	205	-
Allowance for accounts receivable	76	1,116
Tax benefit from option exercises	255	8,304
Minority interest in income of investments	(102)	(20)
Provision for write-down of minority investments	459	-
Changes in operating assets and liabilities:
Accounts receivable	5,780	(420)
Inventories	(162)	(94)
Other current assets	(354)	(898)
Accounts payable and accrued liabilities	(1,655)	(2,699)
Deferred revenue	58	(35)
Income taxes	(2,819)	(6,559)

Net cash from operating activities	4,800	9,632

Cash flows from (used for) investing activities
Additions to property and equipment	(10,382)	(9,129)
Capitalized product development costs	(81)	(182)
Acquisition of business and technology	-	(12,029)
Short-term investments, net	11,498	13,775
Long-term investments	2,376	(1,049)

Net cash from (used for) investing activities	3,411	(8,614)

Cash flows from (used for) financing activities
Proceeds from mortgage payable	8,000	-
Repurchase of common stock for treasury	-	(2,948)
Proceeds from exercise of stock options and ESPP purchases	1,608	6,148

Net cash from financing activities	9,608	3,200

Effect of exchange rates on cash and cash equivalents	(131)	(117)

Net change in cash and equivalents	17,688	4,101
Cash and equivalents, beginning of period	6,148	13,066

Cash and equivalents, end of period	$ 23,836	$ 17,167

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

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)

Net income (loss)	$ (506)	$ 141	$ (2,441)	$ 4,976

Weighted average shares for basic EPS	15,137	14,617	15,026	14,423
Effect of dilutive stock options	-	925	-	1,105

Weighted average shares and assumed exercise
of stock options for diluted EPS	15,137	15,542	15,026	15,528

Basic earnings (loss) per share	$ (0.03)	$ 0.01	$ (0.16)	$ 0.34
Diluted earnings (loss) per share	$ (0.03)	$ 0.01	$ (0.16)	$ 0.32

The impact of options for the three and nine months ended June 30, 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of options had not been anti-dilutive, the effect of dilutive stock options would have been 323 and 379 for the three and nine months ended June 30, 2002, respectively. Potentially dilutive stock options of 827 and 826 were anti-dilutive for the three months and nine months ending June 30, 2002, respectively. During the three and nine months ended June 30, 2001, potentially dilutive stock options of 494 and 238 were anti-dilutive, respectively.

MapInfo Corporation and Subsidiaries

Notes to Financial Statements - Continued

(unaudited)

3.  Comprehensive Income

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)

Net income (loss)	$ (506)	$ 141	$ (2,441)	$ 4,976
Change in accumulated translation adjustments	1,151	(72)	934	(562)

Total comprehensive income (loss)	$ 645	$ 69	$ (1,507)	$ 4,414

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

4.  Segment Information (continued)

Summary financial information by segment for the three and nine months ended June 30, 2002 and 2001, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

Net revenues:	(in thousands)		(in thousands)
Americas	$ 11,791	$ 15,254	$ 37,346	$ 49,600
EAME	7,298	8,012	22,343	25,237
Asia-Pacific	3,628	3,434	9,298	8,790

Total net revenues	$ 22,717	$ 26,700	$ 68,987	$ 83,627

Operating income (loss):
Americas	$ 1,960	$ 3,072	$ 6,821	$ 15,560
EAME	1,440	1,864	5,326	7,795
Asia-Pacific	1,559	736	2,763	2,469
Corporate adjustments:
R&D	(3,480)	(3,299)	(10,850)	(9,942)
Marketing	(1,852)	(1,776)	(5,600)	(5,963)
G&A	(782)	(839)	(2,770)	(3,297)

Total operating income (loss)	$ (1,155)	$ (242)	$ (4,310)	$ 6,622

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

5.  Commitments and Contingencies

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company is in the process of constructing a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance the construction and the related land lease. The financing arrangement provides for $14.1 million in construction financing and is convertible into a seven and one half year term loan. As of June 30, 2002, the Company had drawn down $8.0 million of this construction financing, which is included on the

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Commitments and Contingencies (continued)

balance sheet under the caption Mortgage payable. During the nine months ended June 30, 2002, costs incurred for the construction of the new facility were approximately $7.9 million and the total costs incurred to date on the project were approximately $16.2 million.

Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire, on or before December 31, 2002, the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility sits. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016.

6.  Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment, at least annually, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless the useful lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, however, the Company elected to adopt SFAS 142 effective with the Company's fiscal year beginning on October 1, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill as of October 1, 2001, on which date the goodwill balance was $11.2 million. At June 30, 2002, the goodwill balance was $12.4 million. The $1.2 million increase in goodwill during fiscal 2002 primarily relates to the acquisition and subsequent reorganization of Compusearch in Canada and the additional equity investment in Alps Mapping Co., Ltd. in Japan. (See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 11). As a result of SFAS 142, in the third quarter and the nine months of fiscal 2002, the Company did not recognize $850 thousand and $2.6 million, respectively, of goodwill amortization expense that would have been recognized under the previous standards.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Goodwill and Purchased Intangible Assets (continued)

The following table presents the impact of SFAS 142 on net income (loss) and earnings (loss) per share had the standard been in effect for the third quarter and the first nine months of fiscal 2001:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

	(Amounts in thousands,		(Amounts in thousands,
	except per share data)		except per share data)
Reported net income (loss)	$ (506)	$ 141	$ (2,441)	$ 4,976
Amortization of goodwill	-	652	-	1,091
Income tax effect	-	(222)	-	(371)

Net adjustments	-	430	-	720

Adjusted net income (loss)	$ (506)	$ 571	$ (2,441)	$ 5,696

Reported basic earnings (loss) per share	$ (0.03)	$ 0.01	$ (0.16)	$ 0.34
Adjusted basic earnings (loss) per share	$ (0.03)	$ 0.04	$ (0.16)	$ 0.40
Reported diluted earnings (loss) per share	$ (0.03)	$ 0.01	$ (0.16)	$ 0.32
Adjusted diluted earnings (loss) per share	$ (0.03)	$ 0.04	$ (0.16)	$ 0.37

The Company is required to perform goodwill impairment tests on an annual basis. During the Company's second fiscal quarter, an outside appraiser completed a valuation study of the significant elements of goodwill. The study concluded that there was no indication of impairment of goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The components of other intangibles are as follows (in thousands):

		Accumulated		Amortization
June 30, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,321	$ 134	3 years
Customer intangibles	3,145	1,609	1,536	5-7 years
Other	161	74	87	3 years

Total	$ 4,761	$ 3,004	$ 1,757

		Accumulated		Amortization
September 30, 2001	Gross	Amortization	Net	Period

Technology intangibles	$ 1,456	$ 1,097	$ 359	3 years
Customer intangibles	3,186	1,260	1,926	5-7 years
Other	161	31	130	3 years

Total	$ 4,803	$ 2,388	$ 2,415

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Goodwill and Purchased Intangible Assets (continued)

Amortization of purchased intangible assets for the three and nine months ended June 30, 2002 was $189 thousand and $749 thousand, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount

2002	$ 917
2003	716
2004	590
2005	192

7.  Recent Accounting Pronouncements

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

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Statement No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Recent Accounting Pronouncements (continued)

addition, Statement No. 146 establishes that the objective for the initial measurement of the liability is fair value. Statement No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact the adoption of this statement will have on its financial statements but does not believe it will be material.

8.  Subsequent Events

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10 million of the Company's Common Stock on the open market or in privately negotiated transactions. The repurchase program will remain in effect until September 30, 2004 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. The repurchase program will be funded using the Company's working capital.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo designs, develops, markets, licenses and supports location-based software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including a corporate account sales force, a telemarketing sales group, and an indirect channel of value-added resellers and distributors. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe, and Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

In April 2002, the Company announced plans to reorganize its sales, marketing and certain engineering activities into three business units,--location-based intelligence, analytical CRM ("aCRM"), and location-based services ("LBS"). The purpose of the reorganization is to allow the Company to address the unique needs of its distinctive customer groups. The Company plans to implement the reorganization in stages. In the Americas the business unit structure was implemented in April 2002. The business unit structure will be implemented at a later date in the Company's international operations, with the exception of the LBS business unit, which was implemented in Europe in April 2002. In June 2002, the Company reorganized the remaining U.S.-based engineering operations to improve the Company's ability to address global market requirements, respond more quickly to market demands and further integrate engineering with the strategic business units.

In response to reduced spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company continued to reduce operating costs during the third quarter of fiscal year 2002 and achieved its goal of $6.0 million in annualized operating cost savings as announced in January 2002. These cost savings include headcount reductions, restructuring of the business model in Japan, and the consolidation of the Company's Canadian operations. In Japan, the Company increased its ownership position in February 2002 in Alps Mapping Co. Ltd., ("Alps") from 17% to 49%, and granted Alps exclusive distribution rights in Japan to MapInfo's software products. This enabled the Company to close its sales office in Japan. In Canada, the Company consolidated its Canadian operations into a single location headquartered in Toronto. The Company's Scarborough research and development operation has been combined with the Toronto office, co-locating the engineering group with the sales, marketing and product development groups from the Compusearch acquisition in December 2000. The purpose of the consolidation was to increase operational efficiency, improve communications and reduce operating costs. As a result of these actions, total company headcount was 679 at June 30, 2002 from 770 at September 30, 2001.

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

Net Revenues

For the third quarter of fiscal 2002, Company revenues decreased 15% or $4.0 million to $22.7 million from $26.7 million in the same period a year ago. Approximately $2.1 million of the decrease was attributable to decreased software revenues and $2.0 million was attributable to decreased sales of data products. Revenue from services increased by approximately $100 thousand. On a geographic basis, revenues in the Americas decreased approximately 23% and revenues in Europe decreased 9%, while Asia-Pacific revenues increased 6% compared to the same period a year ago. The revenue decline in the Americas and Europe was primarily the result of reduced spending by telecommunications companies stemming from a broad decline in communications industry demand, and, to a lesser degree, the relatively low rate of new customer acquisition. The Company attributes the slowing rate of new customer acquisition primarily to reduced IT spending across the economies of the Americas and Europe. During the third quarter, the Company recognized approximately $300 thousand in revenue in Europe relating to the wireless LBS market. The increase in Asia-Pacific revenues was mainly attributable to an increase in Australia due to the March 2001 acquisition of ERSIS Australia Pty Ltd, offset by lower revenue in both China and Japan. Foreign currency favorably impacted European revenue for the quarter by $234 thousand; and Asia-Pacific revenue by $233 thousand in the quarter compared to the prior year results.

For the first nine months of fiscal 2002, revenues decreased 18% or $14.6 million to $69.0 million from $83.6 million in the prior year. Approximately $7.9 million of the decrease was attributable to decreased software revenue, $5.9 million was attributable to decreased sales of data products, and $800 thousand was attributable to a decrease in revenue from services. On a geographic basis, revenues in the Americas decreased approximately 25%, Europe decreased 11%, and Asia-Pacific increased 6% compared to the same period a year ago. The revenue decline in the Americas was primarily the result of telecommunication companies continuing to reduce spending due to the broad decline in communications industry demand, and to a continued slowing in the rate of new customer acquisition. The Company attributes the slowing rate of new customer acquisition to broadly reduced IT spending across the economies of the Americas and Europe. In Europe, revenues decreased by 11% in the first nine months of fiscal 2002 due to weakening economic conditions throughout Europe and reduced communication industry demand. During the first nine months of fiscal 2002, the Company recognized approximately $1.2 million in revenue in Europe relating to the wireless LBS market. The increase in Asia-Pacific revenue was mainly attributable to an increase in Australia due to the March 2001 acquisition of ERSIS Australia Pty Ltd., offset by declines in China and Japan. Foreign currency favorably impacted European revenue for the first nine months by $93 thousand. The impact of foreign currency on Asia-Pacific was minimal compared to the prior year results.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 26.7% in the third quarter of 2002 from 26.2% in the same period a year ago. As a result, the gross profit margin decreased to 73.3% from 73.8% in the prior year third quarter. The lower margin was primarily attributable to the acquisitions of Compusearch and ERSIS, product mix and increased data royalties, partially offset by increased gross profit on services due to improved utilization. For the first nine months of fiscal 2002, cost of revenues increased to 26.9% of revenues from 23.5% in the prior year. As a result, the gross profit margin decreased to 73.1% from 76.5% in the prior year. The lower margins in the first nine months of fiscal 2002 are primarily attributable to the acquisitions of Compusearch and ERSIS, product mix, increased data royalties, and a decline in the gross profit margin attributed to services.

Research and development (R&D) expenses decreased 1% to $4.9 million in the third quarter of fiscal 2002 from $5.0 million in the corresponding prior year period. For the first nine months of fiscal 2002 R&D expenses increased 9% to $15.2 million from $13.9 million in fiscal 2001. The increase in the first nine months was primarily the result of additional headcount associated with the acquisitions of Compusearch and ERSIS. As a percentage of revenues, R&D expenses increased to 21.7% in the third quarter of fiscal 2002 compared to 18.7% in 2001. R&D expenses were 22.0% of revenues in the first nine months of fiscal 2002 compared to 16.6% in 2001. Reflecting the R&D reorganization described earlier, total R&D headcount was 191 at June 30, 2002 compared to 211 at September 30, 2001.

Selling and marketing expenses decreased 10% to $9.7 million in the third quarter from $10.8 million in the prior year. For the first nine months of fiscal 2002 selling and marketing expenses decreased 7% to $29.5 million from $31.9 million in 2001. The decrease in the third quarter and year-to-date was primarily due to reduced spending on marketing programs and a 10% reduction in headcount. As a percentage of revenues, selling and marketing expenses in the third quarter increased to 42.8% from 40.4% a year ago. In the first nine months of fiscal 2002, selling and marketing expenses were 42.8% of revenues compared to 38.2% in 2001.

General and administrative (G&A) expenses decreased by 25% to $3.1 million in the third quarter of fiscal 2002 from $4.2 million in 2001. For the first nine months of fiscal 2002 G&A expenses decreased 13% to $10.0 million from $11.6 million in 2001. Amortization of intangibles of $189 thousand in the third quarter of fiscal 2002 decreased $728 thousand from the prior year of $917 thousand, resulting from a reduction of goodwill amortization due to the adoption of SFAS 142 "Goodwill and Other Intangible Assets" effective October 2001. For the first nine months of fiscal 2002, amortization of intangibles was $749 thousand compared to $1.7 million in the corresponding period of the prior fiscal year. As a percentage of revenues, G&A expenses increased to 13.8% in the third quarter of fiscal 2002 from 15.7% in the prior year period. For the first nine months of fiscal 2002, G&A expenses were 14.5% of revenue compared to 13.8% in the prior year period.

During the third quarter of fiscal year 2002, the Company continued to reduce operating costs as described earlier. A restructuring charge of approximately $750 thousand was recorded in the third quarter ($470 thousand in R&D and $280 thousand in sales and marketing), primarily representing costs relating to employees' severance. The balance of accrued severance at June 30, 2002 was $555 thousand, which will primarily be paid over the next six months. During the second quarter of fiscal year 2002, operating cost reductions of approximately $600 thousand included costs for severance, the closing of the Japan sales office, and the office consolidation in Canada. During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of approximately $325 thousand, primarily for severance. For the nine months ended June 30, 2002, the cost of the restructuring program has totaled $1.7 million ($950 thousand in R&D, $700 thousand in sales and marketing, and $50 thousand in G&A) and has resulted in the net reduction of ninety-one regular employees, primarily in North America and Japan. Total Company headcount was 679 at June 30, 2002 compared to 775 at June 30, 2002 and 770 at September 30, 2001.

Other income (expense) for the third quarter of $76 thousand expense was $304 thousand lower the than prior year. Other income (expense) for the first nine months of fiscal 2002 of $102 thousand was $816 thousand lower than the prior year of $918 thousand. Both the third quarter and the year-to-date decreases were mainly attributable to a decrease in interest income resulting from lower cash balances and lower investment interest rates. Also contributing to the decreases were foreign exchange losses of $174 thousand and $389 thousand in 2002's third quarter and the first nine months, respectively, versus $0 and a loss of $41 thousand in 2001's third quarter and first nine months, respectively.

The effective income tax rate for the quarter ended June 30, 2002 of 59% reflects an adjustment to achieve an overall year-to-date rate of 42%. The effective tax rate for the nine months ended June 30, 2001 was 34%.

Financial Condition

The Company's cash and short-term investments totaled $35.5 million at June 30, 2002 compared to $29.3 million at September 30, 2001. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo's long-term debt at June 30, 2002 consisted of $8.0 million in mortgage payable, drawn down pursuant to the December 21, 2001 mortgage loan described below. Additionally, the Company has a $10 million credit facility with a bank that expires on March 31, 2003. The Company has never borrowed under this credit facility.

Net cash generated from operating activities was $4.8 million for the nine months ended June 30, 2002 compared to $9.6 million for the same period in fiscal 2001. Cash generated from operating activities in the first nine months of fiscal 2002 resulted primarily from collections of accounts receivable, offset by decreases in accounts payable/accrued liabilities as well as income taxes payable. The first nine months of fiscal 2001 cash flow from operating activities included a tax benefit from option exercises of $8.3 million compared to $255 thousand in the first nine months of fiscal 2002. This decline was the result of reduced option exercise activity in fiscal 2002. The offset of the tax benefit from option exercises is included in the income taxes caption. Net cash from investing activities was $3.4 million due primarily to cash provided by short-term investments of $11.5 million and long-term investments of $2.4 million, including the sale of the Company's shares of Kartekkeskus Oy for $1.0 million and the redemption of a warrant in Alps Mapping and the related hedge transaction totaling $1.5 million, offset by fixed asset additions of $10.4 million (including $7.9 million for the construction of the Company's new facility in Troy, New York). Net cash from financing activities was $9.6 million due to mortgage proceeds of $8.0 million and proceeds from the exercise of stock options of $1.6 million.

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10 million of the Company's Common Stock on the open market or in privately negotiated transactions. The repurchase program will remain in effect until September 30, 2004 unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. The repurchase program will be funded using the Company's working capital.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet the Company's operating and capital requirements for the next twelve months. Factors that could adversely affect the Company's financial condition include a decrease in revenues, higher than anticipated costs associated with the construction of the new facility in Troy, New York, the stock repurchase program, and failure to achieve anticipated cost savings as a result of the Company's recent restructurings.

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

Construction of New Facilities

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company is in the process of constructing a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance the construction and the related land lease. The financing arrangement provides for $14.1 million in construction financing and is convertible into a seven and one half year term loan. As of June 30, 2002, the Company had drawn down $8.0 million of this construction financing, which is included on the balance sheet under the caption Mortgage payable. During the nine months ended June 30, 2002 costs incurred for the construction of the new facility were approximately $7.9 million and the total costs incurred to date on the project were approximately $16.2 million.

Upon occupancy of the new facility, the Company will vacate and terminate the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In addition, the Company has secured an option to acquire, on or before December 31, 2002, the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility sits. The purchase price for the ground lease is $1.8 million. If the Company does not exercise such purchase options, it may continue to lease One Global View through 2016.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated will Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact the adoption of this statement will have on its financial statements but does not believe it will be material.

Outlook: Issues and Risks

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements as to the sufficiency of funds to meet operating requirements for the next 12 months, as to the proposed cost and funding for the Company's expansion and purchase of facilities in Troy, New York, as to the impact of the Company's operating-cost reduction measures, as to the intended use of the common stock repurchased under the common stock repurchase program, and as to the potential impact of certain accounting pronouncements on the Company's future financial reports and results. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 25% of the Company's net revenues in the third quarter of fiscal 2002. A significant reduction in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

Effects of economic slowdown. The stock market decline and broad economic slowdown has affected the demand for software products and related services, lengthened sales cycles and caused decreased technology spending for many of the Company's customers and potential customers. These events adversely impacted the Company's revenues in 2001 and in the first nine months of fiscal 2002, particularly in the Americas, and could have a material effect on the Company in the future, including without limitation, on the Company's future revenues and earnings.

Risks associated with cost reduction measures. During the fiscal year 2002, the Company restructured its operations, decreasing headcount by approximately ninety employees. The restructuring could have an adverse impact on the Company's business, including its ability to attract and retain customers or employees. The Company cannot provide any assurance that restructuring will achieve the desired financial benefits, nor can the Company provide any assurance that the reduction in headcount will not have an adverse impact on its business or future operating results.

Risks associated with the reorganization of sales, marketing and engineering activities. During the fiscal year 2002, the Company reorganized its sales, marketing, and certain engineering functions into business units and reorganized its remaining engineering activities for the purpose of increased operational efficiency. Such reorganization and restructuring could have an adverse impact on the Company's business and its ability to retain its employees. The Company cannot provide any assurance that reorganizing will achieve the desired financial benefits, nor can the Company provide any assurance that the changes will not have an adverse impact on its business or future operating results.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including MapInfo® Routing J Server, MapInfo® MapXtend™ , MapInfo® miAware™ , MapInfo® miSites™ , MapInfo® miDirections™ and MapInfo® Coverage Locator™ . The Company also recently began undertaking broad initiatives in wireless, LBS and aCRM applications. The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the Americas represented approximately 48% and 46% of total Company revenues in the third quarter and the first nine months of fiscal 2002, respectively. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 42% and 41% of the Company's revenues were denominated in foreign currencies in the third quarter and the first nine months of fiscal 2002, respectively. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

Prices. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on the Company's business and results of operations.

Intellectual property rights. The Company regards its software as proprietary and attempts to protect it with a combination of copyrights, patents, trade secrets and trademarks, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products, reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrink-wrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

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

Risks associated with new accounting pronouncements. See Notes 6 and 7 of the Notes to Financial Statements, above. There can be no assurance that the Company's financial results will not be adversely affected by these or other new accounting pronouncements or by the impairment of goodwill.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies improved third quarter revenue growth by approximately $459 thousand or 2 percentage points. During the first nine months of 2002 the devaluation of certain foreign currencies reduced revenue growth by $125 thousand or 1 percentage point. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $23.3 million (which approximates the average amount invested in these securities during the first nine months of fiscal 2002) each 1-percentage point decrease in the applicable interest rate would result in a $233 thousand decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

MapInfo Corporation

Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report

(b)	Reports on Form 8-K

One report on Form 8-K dated April 1, 2002 was filed during the quarter ended June 30, 2002 regarding an Employment Agreement by and between the Registrant and D. Joseph Gersuk, Executive Vice President and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAPINFO CORPORATION

Date: August 13, 2002	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk,
Executive Vice President,
Finance, Chief Financial
Officer and Treasurer
(principal financial and
accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit
3.1(1)	Certificate of Incorporation

3.1A(2)	Certificate of Amendment of Certificate of Incorporation dated February 28, 2001.

3.2(2)	By-laws of the Registrant

10.1	Employment agreement dated as of May 1, 2002 by and between the Registrant and Mark P. Cattini.

10.2	Employment agreement dated as of May 1, 2002 by and between the Registrant and John C. Cavalier.

10.3	Employment agreement dated as of May 1, 2002 by and between the Registrant and Bert C. Tobin.

10.4	Employment agreement dated as of May 1, 2002 by and between the Registrant and Michael Hickey.

10.5	Employment agreement dated as of May 1, 2002 by and between the Registrant and George Moon.

10.6(3)	Employment agreement dated as of April 1, 2002 by and between the Registrant and D. Joseph Gersuk.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference from the exhibits to the Registrant's Form 8-K dated November 6, 1997.

(2) Incorporated herein by reference from the exhibits to the Registrant's Form S-8 filed with the Securities and Exchange Commission on March 9, 2001, File No. 333-56790.

(3) Incorporated herein by reference from the exhibits to the Registrant's Form 8-K dated May 16, 2002.