Form 10-K
period 2002-09-30
MAPINFO CORP
filed 2002-12-20
CIK 916238

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Yes X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _ X __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.

Yes X      No _____

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $92,000,608 based on the closing price of the Common Stock on the Nasdaq National Market on December 2, 2002.

The number of shares outstanding of the registrant's common stock, $.002 par value per share as of December 2, 2002 was 15,143,433.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders	III

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including, without limitation, statements as to the sufficiency of funds to meet operating requirements for the next 12 months, as to the Company's expansion of facilities in Troy, New York and the projected vacancy rate of those facilities, as to the impact of the Company's operating-cost reduction measures, as to the intended use of the common stock repurchased under the common stock repurchase program, and as to the potential impact of certain accounting pronouncements on the Company's future financial reports and results. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. In addition to the other information in this Annual Report on Form 10-K, the issues and risks contained in the section entitled "Outlook: Issues and Risks" of the Management's Discussion and Analysis of Financial Condition and Results of Operations, among others, should be considered in evaluating MapInfo's outlook and future.

PART I

ITEM 1.     BUSINESS

GENERAL

MapInfo Corporation (the "Company" or "MapInfo") is a global software company that integrates software, data and services to help customers realize greater value from location-based information and drive more insightful decisions. MapInfo understands that all organizations maintain information about the location of their own customers, stores or assets. Using even the most basic location-based information, such as addresses, area codes or postal codes, MapInfo's customers can use MapInfo solutions to analyze patterns, relationships and trends. Location-based analysis discloses intelligence that may not be easily recognized using traditional analysis methods. Better analysis leads to better intelligence -- a competitive advantage in today's challenging business environment.

Organizations in virtually every industry and every sector of the economy already use MapInfo products. Companies in the private sector, including in the telecommunications, financial services, insurance and retail markets, use the Company's products and services for marketing, customer service, risk analysis, sales territory alignment, site selection and routing. Industry leaders Agilent Technologies, Cognos, Oracle and Siebel Systems use the Company's solutions to meet growing market demand for their own decision-support tools that leverage location-based information. In the public sector, government agencies use MapInfo technology to improve public safety, crime analysis, emergency preparedness and response. The Company also provides solutions for new markets such as mobile location-based services for telecommunications companies and analytical customer relationship management for retail-related organizations.

MapInfo develops solutions directly and also works with its reseller channel and industry partners to create solutions that may be customized for particular customers. The Company markets its solutions through a worldwide network comprised of a direct and field sales organization, reseller channel, systems integrators and distributors. The Company's solutions are deployable in combination with all major database technologies, including those of Oracle, IBM and Microsoft.

The Company conducts business globally and is managed geographically. In addition, during the second half of fiscal 2002, the Company organized its sales, marketing and certain engineering activities into three strategic business units, discussed below. These strategic business units are designed to focus the Company's primary operating resources on specific customer needs.

MapInfo's corporate headquarters is in Troy, New York, and the Company is incorporated in the state of Delaware. The Company's Internet address is www.mapinfo.com. The Company will post its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and any amendments to those forms on its website as soon as reasonably practicable after filing such materials with the Securities and Exchange Commission.

STRATEGIC BUSINESS UNITS

In April 2002, the Company reorganized its sales, marketing, and certain engineering activities into three Strategic Business Units ("SBUs"). The three SBUs are: Location Based Intelligence; Analytical Customer Relationship Management and Location Based Services. The SBUs are designed to focus the Company's primary operating resources on specific customer needs. Financial information regarding the SBUs is set forth in Note 15 of the Notes to Consolidated Financial Statements.

Location Based Intelligence ("LBI"). The LBI business unit focuses on several vertical industries including public sector, communications, insurance and logistics, enabling those industries to collaborate, visualize and share location-based information to solve complex problems.

Analytical Customer Relationship Management ("aCRM"). The aCRM business unit delivers solutions that analyze the interaction between supply and demand. MapInfo customers can analyze the location of their retail outlet, the location of their own customers and identify their customers' location-dependent behavior. The Company's aCRM business unit serves customers in the financial services, telecommunications, and retail markets and expects to expand into other targeted vertical markets in the future.

Location Based Services ("LBS"). The LBS business unit helps telecommunication providers improve revenue-per-subscriber and optimally position their wireless networks. MapInfo's solutions also allow telecommunications providers to provide subscribers timely and accurate location information such as point-to-point directions and local maps.

GEOGRAPHIC BUSINESS SEGMENT INFORMATION

In addition to the strategic business units, the Company conducts business globally and manages geographically. The Company's reportable geographic business segments are the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific. For further information regarding geographic business segments see Note 15 in the Notes to Consolidated Financial Statements below. For risks associated with conducting business internationally see "Risks associated with international operations" in Item 7. of Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

PRODUCTS AND SERVICES

MapInfo offers an extensive suite of solutions that combine software applications, software development tools, data, business unit solutions and services. The Company's engineering approach is founded on state-of-the-art coding, open standards and quality assurance standards, multiplatform Java™ and Windows®, as well as Internet deployment and integration with leading database environments.

Net revenues of the Company for the last three fiscal years are shown below. Core software and data products, and business unit solutions are included under the "Products" caption.

Net revenues:	2002	2001	2000

Products	$ 83,211	$ 99,150	$ 87,946
Services	9,387	10,884	8,214

Total net revenues	$ 92,598	$ 110,034	$ 96,160

Core Software and Data Products

The ability to visualize data associated with customer location on interactive maps is at the core of MapInfo's offerings. The following core products may be used independently or may serve as the platform for business unit solutions. The solutions and core products listed below are either owned by MapInfo or licensed by other companies for distribution by MapInfo.

- MapInfo Professional®

MapInfo's flagship location-intelligence software solution provides users with the ability to visualize, manage, enhance, report and publish information with a location aspect. MapInfo Professional helps businesses and government agencies worldwide make better decisions and generate new revenue and profit streams. With MapInfo Professional, organizations can improve enterprise efficiency with true database connectivity and improve the quality of information used in decision-making. MapInfo Professional seamlessly integrates with other MapInfo solutions to allow sharing of data and analysis, via the Internet, intranet or wireless device, with customers, partners and co-workers.

- MapInfo Discovery™

MapInfo Discovery is an enterprisewide extension to MapInfo Professional that enables users to share interactive location analysis reports and maps for enhanced decision-making across the entire enterprise. MapInfo Discovery leverages the power of both MapInfo Professional and the Web, allowing power users to more efficiently share information across an organization. MapInfo Discovery is simple and powerful, making location-based information an everyday business tool viewed as a map via any Web browser.

- MapXtreme®

MapXtreme is a powerful mapping engine that enables companies to create applications to distribute critical location-based information to multiple departments as well as to partners and customers via the Internet or corporate intranets. MapXtreme is available for Microsoft® Windows® and Java™ operating platforms.

- MapInfo MapX® and MapInfo MapX® Mobile

MapInfo MapX is an ActiveX component enabling developers to quickly and easily add mapping functionality to any application. Using standard languages, a streamlined object model, defaults and other wizards, MapInfo MapX helps simplify application development. MapInfo MapX Mobile is the premier Windows™ -based software developer's tool for creating customized mapping application on Pocket PC devices. With MapX Mobile, developers can easily create custom-made applications that empower the mobile workforce with the ability to access, gather and analyze critical business information, resulting in increased productivity and enabling them to make faster, better-informed business decisions.

- SpatialWare®

SpatialWare data management software enables businesses to store, manage and manipulate location-based (or spatial) data within a relational database management system (RDBMS). SpatialWare allows spatial data to be stored in the same place as traditional data, ensuring data accessibility, integrity, reliability and security.

- MapXtend®

MapXtend is a developer tool for creating location-based applications running on wireless handheld devices. Applications created with MapXtend provide mobile field staff live access to the most current corporate data on equipment and customers, helping increase efficiency and improve service.

MapInfo's geocoding, address matching and cleansing products marketed in the United States, Canada, the United Kingdom, Germany, the Netherlands and Spain assign correct latitude/longitude coordinates or appropriate national projection coordinates to database records so that data can be accurately displayed on a map and analyzed geographically. The Company also offers geocoders for use in the rest of Europe and Australia.

- MapMarker® and MapMarker® Plus

MapMarker, MapInfo's geocoding engine, turns ordinary data records containing address information into geographic objects that can be displayed on a map quickly and accurately. MapInfo markets versions of MapMarker in Australia, Canada, Germany, the Netherlands, Spain, the United Kingdom and the United States. With MapMarker, users can geocode and clean entire databases of address information.

- MapMarker® J Server

MapMarker J Server is a Java-based development tool for creating server-side geocoding applications that cleanse, standardize and add spatial coordinates to address data. It offers communications and security via TCP/IP or HTTP, and supports virtually all client platforms. MapMarker is also available in the MapInfo® Geocoding Cartridge for Oracle8i, the MapInfo® Geocoding Datablade for Informix and MapInfo® MapMarker ESP providing Microsoft® SQL Server™ 2000 access to the geocoding engine of MapMarker Plus.

MapInfo's Java™-based direction engine allows organizations to create customized applications for routing people, products and resources.

- MapInfo® Routing J Server

The Routing J Server is a customizable Java-based direction and routing engine for improving drive time and routing efficiency. It can be used to generate point-to-point driving directions, calculating either the shortest or fastest route. Routing J Server is used in conjunction with MapXtreme and MapMarker J Server to display locations and routes on maps, as well as provide text-based driving directions.

The Company, in alliance with various data partners around the world, offers a wide selection of data including streets, boundaries, demographic data and industry-specific data.

- Streets and Boundaries

MapInfo's regularly updated street and boundary data are available for key markets around the world. This data is designed for use in MapInfo applications for routing, drivetime studies, background information analysis and visualization. Boundary data maps are available for postal, political and industry-specific areas.

- Demographics

MapInfo offers worldwide demographic data products containing information such as population, income, expenditure, retail activity, employment, consumer trends, business and Internet summary data and lifestyle segmentation data. MapInfo also specializes in custom modeling/profiling and data analytics. Information relating to population, income, household expenditures, retail activity, employment, education and consumer trends allows organizations to understand their customers better and make more informed business decisions.

- Industry Data

MapInfo also offers industry-specific data sets. For example, in the telecommunications industry MapInfo provides the ExchangeInfo™ Plus product, comprehensive key communications infrastructure data that enables service providers to obtain complex, robust analyses of the US local telephone exchange system and the PSAP Pro™ product that enables providers to plan for accurate and efficient routing of 911 calls to the appropriate US Public Safety Answering Point

Business Unit Solutions

MapInfo's strategic business units offer software-based solutions that integrate with MapInfo data products to provide solutions to specific industry problems and to help organizations better understand their customers.

Location Based Intelligence

- CallingAreaInfo™

CallingAreaInfo generates detailed tables and maps of local calling plans available to business and residential customers. This enables service providers to make better decisions about expanding networks, responding to competition and marketing to customers and prospects.

- CallPlanFinder™

CallPlanFinder may be the first Intranet solution to identify calling plans. It examines the local calling plan(s) for calls that originate from any area code and 3-digit exchange in the United States. CallPlanFinder enables marketing and sales departments to see where to target their efforts to generate more subscribers and expand markets.

Analytical Customer Relationship Management

- TargetPro®

This analytical customer relationship management (aCRM) solution enables organizations to tightly link location analysis to customer data. By combining customers' proprietary customer data with MapInfo's powerful location intelligence capabilities, TargetPro allows organizations to gain a complete view of their customers for more targeted customer outreach and enhanced market analysis. It provides insight into the demographic and purchase behavior characteristics of any geographic area in Germany, the United Kingdom, the Netherlands and North America.

- MarketMath®

MarketMath provides insight into the demographic and purchase behavior characteristics of any geographic area in Canada. Designed to transform demographic data into strategic marketing solutions, MarketMath combines industry specific analytical routines with demographics, PSYTE clusters, point databases and cartographics.

-MapInfo® Site Screener and Site Matcher

MapInfo Site Screener and Site Matcher are modeling services that help organizations identify the best retail locations for business expansion. Site Screener provides an efficient way to assess the likely performance of new sites or store formats based on the presence of key decision variables, such as traffic patterns or workplaces or homes of customers whose demographics and purchase behavior match a retailer's target customer profile. Site Matcher is used to predict sales at prospective and existing sites.

- miLists™

This online marketing list service enables organizations to first identify and analyze new markets and then obtain a targeted list of corporate prospects in those markets. The map-enabled list service offers marketers fast, flexible Internet access to comprehensive consumer and business prospect lists provided by Acxiom.

- MapInfo® Branch Manager

MapInfo Branch Manager is a desktop software tool that allows companies to model different site location scenarios and help make the optimum site decisions for retail store or bank branch locations. Branch Manager software supports and integrates the spatial site optimization models delivered as part of MapInfo's custom modeling services.

Location Based Services

- miAware™

miAware is a proven and robust platform for creating location-based services. It provides a flexible and scalable extensible markup language (XML) application programming interface that brings together MapInfo's market-leading server technologies to offer a fully integrated, end-to-end solution. miAware includes a number of prebuilt application templates for deploying popular location-based services, including: the miGuide™ application that provides information about subscriber-chosen locations and directions to that location; the miConnect™ application for business use that allows a dispatcher to locate field personnel and provide appropriate information to their mobile devices; the miTrip™ application that provides point-to-point directions.

- miAware Developer Services Program

The miAware Developer Services Program is designed to help application developers and content providers generate revenue in the growing market for business and consumer location-based applications. Developers and content providers can now take advantage of miAware's proven, robust development platform to quickly create commercially viable location-based services applications and content for sale to wireless carriers and enterprise customers.

Services

A fundamental element of MapInfo's business strategy is the ability to integrate software, data and services to help customers drive more insightful decisions. MapInfo's Professional Services Group (PSG) works closely with MapInfo customers to design, develop and implement customized solutions, as well as provide a variety of consulting and technical services. MapInfo services include: needs assessment, system design, application code review, development, installation, training and deployment. In addition, MapInfo's robust solutions include a wide range of software development, such as prototype development and software integration. The PSG's application development services range from requirements and planning to comprehensive turnkey enterprise solutions.

PRODUCT DEVELOPMENT

The software industry is characterized by extremely rapid changes in technology, which require continuous expenditure on product research and development to enhance existing products and create new products. The Company believes timely development of new products and ongoing enhancements to existing products is essential to maintain its competitive position in the marketplace. The Company is committed to an open systems, standards-based product architecture to provide software products that can be integrated into existing mainstream business environments and be adaptable as environments change.

Most of the Company's software products are developed internally. Internal development allows the Company to maintain close technical control over products in terms of enhancements and modifications based on customer needs, and allows the Company to create a family of products that provides natural migration paths for customers as their business information needs change. Research and development expense incurred by the Company was $19.7 million, $19.1 million and $14.5 million for the years ended September 30, 2002, 2001 and 2000, respectively.

The Company also has an active program of licensing products developed and owned by other parties for distribution by MapInfo. Most such products are licenses to MapInfo in exchange for royalties paid on MapInfo's net revenues from such products. This product-licensing program is an important element of MapInfo's strategy to deliver complete solutions to customers.

MARKETING & DISTRIBUTION

The Company has established multiple distribution channels to reach an array of industries while simultaneously addressing specific vertical markets. Distribution channels include an indirect channel of resellers, OEMs and distributors, a corporate accounts sales force and a telemarketing sales group. MapInfo markets its products worldwide through sales offices in North America, the United Kingdom, Germany and Australia, and throughout the rest of Europe and the Asia Pacific region through exclusive and non-exclusive distribution relationships.

The Company's direct and field sales and marketing organization is complemented by a network of corporate partners including resellers, system integrators, OEMs and distributors who purchase the Company's products at a discount for resale to end users. These partners may provide training, consulting services, application development, customization and data products to end-users. In France and certain other countries outside the United States, the Company has appointed master distributors. Additionally, in Japan, MapInfo has appointed a master distributor in which the Company has a forty-nine percent equity ownership position. These master distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

To build corporate brand and identity and generate demand in support of the sales effort, the Company conducts various marketing programs, which include advertising, public relations, trade shows, direct mail, Web-based promotions, online seminars and ongoing communications to customers about new products and services. The Company also offers cooperative advertising and other marketing support to its reseller channel. The Company sponsors annual reseller and user conferences in North America, Europe and the Asia Pacific region.

In addition to desktop applications, the Company has successfully moved with the IT industry into client/server and Web-based applications. Today, the Company views the emergence of the wireless Web as an opportunity to evolve further with the industry into this new medium and is currently deploying applications with wireless carriers.

Approximately ten to twenty percent of the Company's revenue each quarter is derived from backlog, contracts, or orders received prior to the quarter and the balance is derived from software and data licenses ordered during the quarter.

COMPETITION

The Company encounters competition in the United States and foreign markets from various companies offering mapping software and data products. In the traditional GIS market, addressed by MapInfo's LBI business unit, competitors include Environmental Systems Research Institute, the GIS division of AutoDesk, the GIS division of Intergraph, and others. In recent years the Company has expanded its business into new areas, such as the wireless/mobile and aCRM markets, developing particular expertise in serving these markets. Competitors in the aCRM market include Claritas and CACI. Competitors in the LBS market include Webraska and Autodesk. As the Company moves into new areas, such as aCRM and the emerging LBS area, it may also face new competition from entrants focused in these spaces, as well as competition from existing companies within these spaces.

Some of the Company's current and future competition may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Although the Company believes it has a technology advantage over many existing competitors in the mapping software markets, maintaining this advantage will require continued investment by the Company in new product development.

The Company believes that it competes in the traditional GIS market principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), product price, reliability, ease of use and supportability. In addition, the Company believes it is differentiated over many competitors in the newly established aCRM and LBS business unit markets through technological expertise, intellectual property protection and the development of industry-focused solutions that incorporate relevant data with its software to create unique market offerings. However, no assurance can be given that the Company will be able to compete successfully against current and future competition and that the competitive pressures faced by the Company will not adversely affect its financial performance.

INTELLECTUAL PROPERTY

The Company regards its software and data products as proprietary and attempts to protect them with a combination of copyright, trademark, patent and trade secret protections, employee and third-party non-disclosure agreements, and other methods of protection. The Company currently has one issued United States patent that expires in 2018 and five patent applications pending. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. In the future, litigation may be necessary to enforce and define the scope of the Company's intellectual property rights and to protect its trade secrets. Such litigation could be costly and have a material adverse effect upon the Company's financial condition.

While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that such protections are less significant to the Company's success than other factors, such as the knowledge, ability and experience of its personnel, MapInfo name recognition and ongoing product development and support.

The Company supplies MapInfo software products primarily under shrinkwrap licenses. Shrinkwrap licenses are not negotiated with or signed by individual licensees and take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the license program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. MapInfo protects its products against unauthorized copying by the use of software copy protection and other engineered methods.

As the number of products offered by the Company grows, the Company expects that the risk of lawsuits involving software product developers will also grow. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to the Company's current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation. If the Company were subject to such an infringement claim and that claim was successful, there can be no assurance that the Company would be able to obtain commercially acceptable licenses or to develop independently the technology necessary to preserve, enhance and grow its portfolio of software and data products. If a product infringement claim against the Company were successful, the Company's business, operating results and financial condition could be materially affected.

Certain of the technology included in the Company's products is licensed from third parties. If these licenses terminate for any reason, the Company would be required to seek alternative licenses or modify its product offerings, which could adversely affect the Company's business.

MapInfo, the MapInfo Meridian Logo, MapInfo Professional, MapXtreme, MapInfo MapX, MapMarker, MapXtend, MapInfo Discovery, CallingAreaInfo, CallPlanFinder, ExchangeInfo, MarketMath, miAware, miConnect, miFriends, miGuide, miLists, miTrip, miWhereAmI, PSAP Pro, PSYTE, RateCenterInfo, SpatialWare and TargetPro are trademarks of MapInfo Corporation and/or its affiliated companies.

EMPLOYEES

The Company had 681 full-time employees on September 30, 2002, of which 350 were employed in the United States and 331 were employed in the Company's international operations. Of the 681 employees, 197 were in research and development, 363 were in sales, marketing, and service activities (training, technical support and consulting) and 121 were in general and administrative positions. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

In response to reduced spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company reduced operating costs during fiscal year 2002, including through headcount reductions. As a result of these and other restructuring actions, total Company headcount was reduced to 681 at September 30, 2002 from 770 at September 30, 2001.

ITEM 2.     PROPERTIES

Until October 2002, the Company leased two premises, with the addresses of Four Global View and One Global View, totaling approximately 102,000 square feet of office space in the Rensselaer Technology Park in Troy, New York, under leases that expire(d) in 2002 and 2006, respectively. In October 2002, the Company vacated and terminated the lease on its 40,000 square-foot facility at Four Global View, without further obligation or penalty. In conjunction with the termination of the lease on the Four Global View property, the Company moved to a newly constructed 150,000 square foot facility, also in the Rensselaer Technology Park in Troy, New York adjacent to the leased property known as One Global View. In addition, the Company has an option to acquire, on or before December 31, 2002, the 60,000 square-foot facility at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the leased One Global View facility sits. The purchase price for the ground lease is $1.8 million. The Company does not intend to exercise its option to purchase the 60,000 square foot facility and is examining its options concerning the consolidation of office space in Troy, New York. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the United States and Latin America. The Company leases office space of approximately 23,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. The Company leases office space of approximately 41,000 square feet in Toronto, Canada, which houses a research and development center, as well as sales, marketing and support staff. The lease on the facility expires in 2014. In addition, the Company leases nine sales offices in the United States, two sales offices in Canada, five sales offices in Europe and three sales offices in Australia. The Company also owns a sales office in Brisbane, Australia.

ITEM 3.     LEGAL PROCEEDINGS

In August 2002, MapInfo filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. In September 2002, SRC served an answer and asserted a number of counterclaims against MapInfo. The counterclaims include allegations of breach of contract and copyright infringement as to which SRC seeks a total of $11.0 million in damages. MapInfo is defending all counterclaims vigorously. The parties have each moved for summary judgment and/or dismissal of certain claims. The motions are likely to be heard in early 2003.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each current executive officer of the Company, (ii) the position(s) currently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position
John C. Cavalier	63	Chairman of the Board
Mark P. Cattini	41	President and Chief Executive Officer
D. Joseph Gersuk	52	Executive Vice President, Treasurer and Chief Financial Officer
George C. Moon	51	Chief Technology Officer
Michael J. Hickey	41	Chief Operating Officer
Bert C. Tobin	49	Executive Vice President - Human Resources

Mr. Cavalier has served as Chairman of the Board since February 2002. He served as Co-Chairman from January 2001 to February 2002. He served as Chief Executive Officer from June 2000 to December 2000. He had served as President and Chief Executive Officer from November 1, 1996 to June 2000. From January 1993 to September 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. Mr. Cavalier is also a director of Focus Enhancements Incorporated.

Mr. Cattini has served as President and Chief Executive Officer since January 2001 and as President and Chief Operating Officer from June 2000 until January 2001. From December 1998 to June 2000, he served as Group Vice President and General Manager, Americas/European Sales. He had served as Vice President, Sales - The Americas from November 1997 to December 1998. From October 1995 to October 1997, he served as General Manager for the Company's United Kingdom and West EAME (Europe, Africa and the Middle East) operations. From August 1987 to October 1995, he held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager.

Mr. Gersuk has served as Executive Vice President, Treasurer and Chief Financial Officer since April 1997 and was previously Vice President, Treasurer and Chief Financial Officer from October 1994 to April 1997. From November 1992 to October 1994, Mr. Gersuk was a director of and Vice President and Chief Financial Officer of DataEase Sapphire International Inc., a computer software company. From 1988 to 1992, Mr. Gersuk served as Vice President and Chief Financial Officer of Staveley NDT Technologies Inc. Mr. Gersuk is currently a director and chairman of the audit committee of American Bio Medica Corporation, a Nasdaq listed company, and is the treasurer and a member of the board of trustees of the Albany Academy for Girls.

Mr. Moon has served as Chief Technology Officer since April 2002. Mr. Moon served as Chief Technology Officer and Group Vice President - Research and Development from December 1999 to April 2002 and as Vice President - Engineering from July 1997 to December 1999. From April 1997 to July 1997, he served as Director of Software Development for the SpatialWare business of the Company. Previously he served as Director of Research and Development for the Spatial Technology Program of Unisys Corporation, a systems integration company, from November 1994 to March 1997.

Mr. Hickey has served as Chief Operating Officer since April 2002. From August 2000 to April 2002, he served as Executive Vice President, Worldwide Sales and Marketing. From June 1995 to August 2000, Mr. Hickey held a number of executive management positions with the Company, most recently as Group Vice President of Operations. Prior to joining MapInfo in 1995, Mr. Hickey worked at AlliedSignal for nine years in various management positions.

Mr. Tobin has served as Executive Vice President of Human Resources since May 2002. From April 1996 to May 2002, Mr. Tobin held various Human Resource management positions with the Company, most recently as Group Vice President of Human Resources and Administrative Practices. Prior to joining MapInfo, Mr. Tobin served in various Human Resource capacities at RH Macy's, American Maye Products Co. and Trans World Music Corp.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock for each period indicated.

2001

	High	Low

Period
First Quarter	$ 52.50	$ 22.45
Second Quarter	$ 46.56	$ 17.38
Third Quarter	$ 33.55	$ 15.38
Fourth Quarter	$ 23.31	$ 6.80

2002

	High	Low

Period
First Quarter	$ 17.37	$ 6.05
Second Quarter	$ 16.51	$ 8.45
Third Quarter	$ 12.20	$ 8.67
Fourth Quarter	$ 9.80	$ 3.95

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company does not anticipate paying cash dividends in the foreseeable future.

The approximate number of holders of record of the Company's Common Stock at December 2, 2002 was 549. This number does not include stockholders for whom shares were held in nominee or "street" name.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS (Continued)

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of September 30, 2002:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	2,536,533	$13.33	986,256
Equity compensation plans not approved by security holders	- -	- -	- -
Total	2,536,533	$13.33	986,256

____________________

  Excludes shares issuable under the Company's 1993 Employee Stock Purchase Plan in connection with the current offering period, which began September 1, 2002 and ends February 28, 2003.

  Includes 101,440 shares issuable under the Company's 1993 Employee Stock Purchase Plan, but does not include the additional 400,000 shares that would be available for issuance if Proposal No. 3 is approved at the Company's 2003 Annual Meeting of Shareholders. Also includes 797,948 shares issuable under the Company's 1993 Stock Incentive Plan and 86,868 shares issuable under the Company's 1993 Director Stock Option Plan. Does not include the additional 200,000 shares that would be available for issuance under the 2002 Stock Incentive Plan if the plan is approved at the Company's 2003 Annual Meeting of Shareholders. In addition to being available for issuance upon the exercise of options, shares under the 1993 Plan were also issuable in the form of restricted or unrestricted stock, stock appreciation rights and other equity-based awards.

ITEM 6.          SELECTED FINANCIAL DATA(1)

	Years ended September 30,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Income Statement data:
Net revenues	$ 92,598	$110,034	$96,160	$74,356	$60,603
Cost of revenues	25,101	27,063	20,953	15,642	13,573

Gross profit	67,497	82,971	75,207	58,714	47,030

Operating expenses:
Research and development	19,657	19,144	14,514	11,253	10,231
Selling and marketing	38,901	43,198	36,984	31,538	25,606
General and administrative	13,183	16,127	12,524	10,193	8,019

Total operating expenses	71,741	78,469	64,022	52,984	43,856

Operating income (loss)	(4,244)	4,502	11,185	5,730	3,174
Other income (expense), net	178	(384)	1,599	978	1,150

Income (loss) before provision for income taxes	(4,066)	4,118	12,784	6,708	4,324
Provision for (benefit from) income taxes	(1,711)	1,235	4,730	2,198	1,143

Net income (loss)	$ (2,355)	$ 2,883	$ 8,054	$ 4,510	$ 3,181

Earnings (loss) per share:
Basic	$ (0.16)	$ 0.20	$ 0.60	$ 0.35	$ 0.24
Diluted	$ (0.16)	$ 0.19	$ 0.54	$ 0.33	$ 0.24

Weighted average shares outstanding:
Basic	15,041	14,518	13,499	12,915	13,111
Diluted(2)	15,041	15,533	14,879	13,606	13,354

Consolidated Balance Sheet data:
Total assets	$ 116,678	$ 108,079	$89,719	$ 66,799	$ 59,531
Long-term obligations, less current portion	$ 10,816	$ 331	$ -	$ -	$ -

(1) The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective with the Company's fiscal year beginning on October 1, 2001. In accordance with SFAS 142 the Company has ceased amortized goodwill as of October 1, 2001. As a result of SFAS 142, in fiscal 2002, the Company did not recognize $3,325 of goodwill amortization expense that would have been recognized under the previous standards. See Note 5 of the Notes to Consolidated Financial Statements, below.

(2) The impact of options for the year ended September 30, 2002 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview
MapInfo designs, develops, licenses, markets and supports location-based software and data products, application development tools and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including a corporate account sales force, a telemarketing sales group, and an indirect channel of value-added resellers and distributors. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, the United Kingdom, Germany, and Australia, and in the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

In April 2002, the Company began a reorganization of its sales, marketing and certain engineering activities into three business units: --location-based intelligence ("LBI"), analytical CRM ("aCRM"), and location-based services ("LBS"). The purpose of the reorganization was to enable the Company to better address the unique needs of its distinctive customer groups. The Company implemented the reorganization during the second half of fiscal 2002. See Note 15 in the Notes to Consolidated Financial Statements below.

In response to reduced spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company reduced operating costs during fiscal year 2002. These cost savings include headcount reductions, a restructuring of the Company's business operations in Japan, and the consolidation of the Company's Canadian operations into a single facility. In Japan, the Company increased its ownership position in February 2002 in Alps Mapping Co. Ltd., ("Alps") from 17% to 49%, and granted Alps exclusive distribution rights in Japan to MapInfo's software products. This enabled the Company to close its sales office in Japan. In Canada, the Company consolidated its Canadian sales and marketing operations and its research and development group into a single facility in Toronto. The purpose of the consolidation was to increase operational efficiency, improve communications and reduce operating costs. As a result of these and other restructuring actions, total Company headcount was reduced to 681 at September 30, 2002 from 770 at September 30, 2001.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of the Company's management. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements as to the sufficiency of funds to meet operating requirements for the next 12 months, the effects of the Company's fiscal 2002 cost-reduction initiatives, as to the Company's expansion of facilities in Troy, New York and the projected vacancy rate of those facilities, as to the impact of the Company's operating-cost reduction measures, as to the intended use of the common stock repurchased under the common stock repurchase program, and as to the potential impact of certain accounting pronouncements on the Company's future financial reports and results. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

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

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (SOP 97-2), and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". In accordance with SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements. In general, revenue related to postcontract customer support ("PCS") is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized upon completion of the service performed.

MapInfo writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

Other intangible assets are amortized on a straight-line basis over three to seven years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment would be based on the excess of the carrying value over the fair value of the assets.

As discussed in Note 5 to the Consolidated Financial Statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company no longer amortizes goodwill. The Company will test goodwill for impairment on an annual basis and goodwill will be written down if it is determined that the asset has been impaired.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

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

The Company has established a valuation allowance to reserve a portion of the net deferred tax assets representing foreign tax credit carryforwards. There is no valuation allowance recorded against the Company's remaining net deferred tax assets as the Company believes it is more likely than not that all remaining future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income are reduced.

Results of Operations for 2002, 2001 and 2000

       Net Revenues
       (Dollars in thousands)

	2002	Change	2001	Change	2000

Products	$ 83,211	-16%	$ 99,150	13%	$ 87,946
Services	9,387	-14%	10,884	33%	8,214

Net revenues	$ 92,598	-16%	$ 110,034	14%	$ 96,160

In 2002, net revenues decreased $17.4 million, or 16%, to $92.6 million. Approximately $8.7 million of the decrease was attributable to a 16% decrease in software revenues, $7.2 million was attributable to a 16% decrease in data revenues, and $1.5 million was attributable to a 14% decrease in service revenue. On a geographic basis, revenues in the Americas decreased by $14.7 million or 23%; Europe revenues decreased by $3.0 million, or 9% (11% on a constant currency basis), and Asia-Pacific revenues increased by $295 thousand, or 2% (1% on a constant currency basis). In the Americas, software revenue decreased 33%, data revenues decreased 16% and revenues from services decreased 20%. The revenue decline in the Americas was mainly attributable to reduced spending by telecommunication companies due to the broad decline in communications industry demand. Also affecting revenues in the Americas was the slowing in the rate of new customer acquisition, which the Company believes is due to overall reduced IT spending across the American economy. In Europe, data revenues decreased 31% and revenue from services decreased 10%, while revenue from software products was flat when compared to the prior year. Europe was also affected by the slowing in the rate of new customer acquisition, which the Company believes is due to an overall reduction in IT spending across European markets. In the Asia-Pacific region, software revenue decreased 8%, while data revenues and revenues from services increased 34% and 9%, respectively. The increase in Asia-Pacific revenues was mainly attributable to Australia where revenues increased $2.3 million, or 36%, primarily due to the March 2001 acquisition of ERSIS Australia Pty Ltd. Offsetting the increase in Australia were declines in China and Japan of $1.0 million and $700 thousand, respectively. The decline in China reflects reduced sales by the Company's principal distributor. In Japan, the Company changed its distribution model in February 2002 by increasing its ownership in Alps from 17% to 49% and granted Alps exclusive distribution rights in Japan to MapInfo's software products. This enabled the Company to close its sales office in Japan in the June quarter. Under

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

the exclusive distribution agreement, all MapInfo sales in Japan are earned by Alps, which purchases product from MapInfo.

In 2001, MapInfo's revenues increased $13.9 million, or 14%, to $110.0 million. Approximately $8.4 million of the increase was attributable to increased unit sales of data products, $2.8 million was attributable to increased unit sales of software products, and $2.7 million was attributable to increased sales of services. The growth in data revenues primarily resulted from increased demand for data products as a result of selling enterprise solutions that incorporate the full suite of MapInfo's software, information products and services and the effect of the Compusearch Inc. and Ersis Australia Pty. Ltd. acquisitions. The Compusearch and Ersis acquisitions added approximately $10.7 million of incremental revenue. On a geographic basis, revenues increased approximately 12% in the Americas, 22% in Europe (and 29% on a constant currency basis), and 10% in Asia-Pacific (and 23% on a constant currency basis). The increase in the Americas revenues was mainly attributable to the increased sales of data and software products as previously discussed, and the acquisition of Compusearch. The increase in Europe's revenues was mainly attributable to increased unit sales in the UK and Germany, primarily to customers in the telecommunications industry. The weakening of the Australian economy and the decline in the Australian dollar hindered growth of Asia-Pacific revenues. In total, the devaluation of certain foreign currencies reduced 2001 growth by approximately $3.2 million or 4 percentage points.

The Americas represented 54%, 59% and 60% of Company revenues in 2002, 2001, and 2000, respectively. Europe represented 33%, 30% and 29% and Asia-Pacific represented 13%, 11% and 11% of Company revenues in 2002, 2001, and 2000, respectively.

The Company's operating results are affected by exchange rates. See "Other Income, Net," below. Approximately 41%, 38% and 26% of the Company's revenues were denominated in foreign currencies in 2002, 2001 and 2000, respectively.

     Cost of Revenues
     (Dollars in thousands)

	2002	Change	2001	Change	2000

Products	$ 16,357	-4%	$ 17,076	13%	$ 15,136
Services	8,744	-12%	9,987	72%	5,817

Total cost of revenues	$ 25,101	-7%	$ 27,063	29%	$ 20,953

Percentage of net revenues	27.1%		24.6%		21.8%

Cost of revenues as a percentage of net revenues was 27.1% in 2002 or an increase of 2.5 percentage points over 2001. As a result, the gross margin decreased to 72.9% in 2002 from 75.4% in 2001. The increase in cost of revenues in 2002 was mainly attributable to the acquisitions of Compusearch and ERSIS, product mix, increased data royalties, and a decline in the gross margin attributable to services. Cost of revenues as a percentage of revenues increased by 2.8 percentage points in 2001. As a result, the gross margin decreased to 75.4% in 2001 from 78.2% in 2000. The increase in cost of revenues in 2001 was primarily attributable to lower utilization rates in the services business, and, to a lesser degree, the effect of recent acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Expenses
     (Dollars in thousands)

	2002	Change	2001	Change	2000

Research and development	$ 19,657	3%	$ 19,144	32%	$ 14,514
Percentage of net revenues	21.2%		17.4%		15.1%

Selling and marketing	$ 38,901	-10%	$ 43,198	17%	$ 36,984
Percentage of net revenues	42.0%		39.3%		38.5%

General and administrative	$ 13,183	-18%	$ 16,127	29%	$ 12,524
Percentage of net revenues	14.2%		14.7%		13.0%

Research and development. Research and development (R&D) expenses were $0.5 million or 3% higher in 2002 versus 2001. The increase in 2002 primarily related to additional R&D efforts in support of the Company's LBS initiative. In 2001, research and development (R&D) expenses increased $4.6 million or 32% over 2000. The increase in 2001 in R&D expenses was primarily attributable to an approximately 38% increase in headcount. The Compusearch and ERSIS acquisitions accounted for 31 persons or approximately half of the headcount increase, with the balance of the increase supporting the Company's Quality Assurance initiatives and expansion into wireless and CRM applications. Research and development headcount was 197, 209, and 152 at the end of fiscal 2002, 2001, and 2000, respectively.

As a percentage of net revenues, R&D expenses increased to 21.2% in 2002 as compared with 17.4% in 2001 and 15.1% in 2000. Capitalized product development costs were $280 thousand, $657 thousand, and $286 thousand in 2002, 2001 and 2000, respectively. These amounts represented 1%, 3% and 2% of total research and development costs in 2002, 2001 and 2000, respectively.

Selling and marketing expenses. Selling and marketing expenses decreased by 10% or $4.3 million in 2002. The decrease in 2002 primarily related to the Americas where selling and marketing expenses decreased approximately $3.0 million, primarily due to a 21-person reduction in sales headcount. The Asia-Pacific region accounted for $1.3 million of the decrease primarily due to headcount reductions as a result of the closing of the sales office in Japan. In 2001, selling and marketing expenses increased $6.2 million or 17%. The increase in 2001 was primarily attributable to a 28% increase in headcount. The Compusearch and ERSIS acquisitions accounted for approximately 60% of the headcount increases in 2001. Sales and marketing headcount was 247, 280, and 218 at the end of fiscal 2002, 2001, and 2000, respectively. As a percentage of net revenues, selling and marketing expenses were 42.0% in 2002 compared to 39.3% in 2001 and 38.5% in 2000.

General and administrative expenses. General and administrative (G&A) expenses decreased $2.9 million or 18% in 2002. Excluding approximately $1.7 million due to the reduction in goodwill amortization as a result the adoption of SFAS 142 "Goodwill and Other Intangible Assets" effective October 2001, G&A expenses would have decreased 8%. The balance of the decrease related primarily to a reduction in overall spending in areas such as professional fees, travel, supplies, incentive compensation to executives and management, and related benefits costs, among other things, due to concentrated efforts to reduce operating costs. In 2001, general and administrative expenses increased $3.6 million or 29%. Non-cash amortization of intangible assets including goodwill amounted to $2.6 million in 2001 and $1.2 million in 2000. Excluding amortization, G&A would have increased 18% in 2001, primarily as a result of increased headcount. G&A headcount was 121, 129, and 97 at the end of fiscal 2002, 2001, and 2000, respectively. As a percentage of net revenues, G&A expenses were 14.2% in 2002, 14.7% in 2001, and 13.0% in 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

     Other Income, net
     (Dollars in thousands)

	2002	Change	2001	Change	2000

Other income, net	$ 178	-146%	$ (384)	-124%	$ 1,599

Other income, net increased $562 thousand in fiscal 2002. The increase in 2002 was primarily attributable to a reduction in the amounts expensed to increase the valuation reserve for the Company's equity investments. In 2002 the Company expensed $580 thousand versus $1.5 million in 2001, to reduce the carrying value of certain equity investments. In 2002, the valuation reserve for the Company's equity investments related to the Company's investment in Three D Graphics. In addition, the elimination of equity investment goodwill amortization resulted in a favorable variance of approximately $300 thousand. Offsetting the favorable variances was interest income from short-term investments, which decreased by $785 thousand in 2002 resulting from decreased interest rates. In 2001, other income (expense) decreased $2.0 million primarily as a result of a $1.5 million write-down of equity investments. The write-down of equity investments relates primarily to the Company's investment in Plurimus Corporation ("Plurimus") ($1.0 million investment made in November 2000) and 1Call4All, LLC ("1Call4All")($300 thousand investment made in March 2000). Plurimus and 1Call4All filed for bankruptcy in December 2001 and July 2001, respectively. The Company closely monitored these investments and ultimately concluded to write each off during fiscal 2001. As a result of the write-downs, the carrying value of these investments on the books of the Company is zero. Included in other income was interest income of $1.0 million $1.8 million, and $1.9 million in 2002, 2001 and 2000, respectively. Interest income was derived from investment activities. Foreign currency effects had an unfavorable effect of $543 thousand in 2002 compared to an unfavorable effect of $181 thousand in 2001.

     Provision for (Benefit from) Income Taxes
     (Dollars in thousands)

	2002	Change	2001	Change	2000

Provision for (benefit from)
income taxes	$ (1,711)	-239%	$ 1,235	-74%	$ 4,730

Effective tax rate	(42.1%)		30.0%		37.0%

The benefit from income taxes in 2002 was increased by research and development credits while the provision for income taxes in 2001 was reduced by research and development credits.

Financial Condition

The Company's cash and short-term investments totaled $36.1 million at September 30, 2002, and represented 31% of total assets. The portfolio is invested primarily in short-term, investment grade marketable securities. The average maturity of the cash and short-term investments portfolio was 137 days at September 30, 2002.

Net cash generated from operating activities was $7.6 million in 2002 compared to $11.6 million in 2001. The cash generated from operating activities in 2002 included, among other things, $7.2 million in the reduction of accounts receivable and $6.6 million in depreciation and amortization. This cash generation was partially offset by the net loss of $2.4 million, the provision for deferred income taxes of $3.0 million and a net decrease in accounts payable and accrued liabilities of $900 thousand. Net cash used for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

investing activities in 2002 was $5.9 million. Investing activities primarily included: $14.5 million in purchases of property and equipment (including $11.7 million for the construction of the new facility in Troy, New York); offset by net cash flows from short-term investments of $6.5 million and long-term investments of $2.4 million. Included in long-term investments is the sale of the Company's shares in Kartekkeskus OY for $1.0 million and the redemption of a debt instrument in Alps Mapping and the related hedge transaction totaling $1.5 million. Financing activities generated $11.6 million in 2002, due to mortgage proceeds of $10.5 million and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $2.6 million, offset by the repurchase of 250,002 shares of common stock for treasury at an aggregate cost of $1.5 million.

The balance of accounts receivable at September 30, 2002 was $18.9 million compared to $25.2 million at September 30, 2001. The decrease is due primarily to fiscal 2002's fourth quarter revenues, which declined $2.8 million from the fourth quarter of fiscal 2001, and strong collections during 2002.

The Company has a $10.0 million credit facility with a bank that expires on March 31, 2003. The Company anticipates that the credit facility will be renewed upon expiration for a one-year period on substantially the same terms. There were no outstanding borrowings under this credit facility at September 30, 2002 or 2001.

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10.0 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. The repurchase program will be funded using the Company's working capital. Under the repurchase program, the Company purchased 250,002 shares for $1.5 million in fiscal 2002.

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park in Troy, New York. The cost of the 49-year ground lease was $2.1 million and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company constructed a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. The facility was completed in October 2002. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance the construction and the related land lease. The construction financing arrangement provided for $14.1 million in financing and contained an option to convert the financing into a term loan, upon completion of the construction. On December 18, 2002, the Company borrowed an additional $1.0 million and converted the entire mortgage to a ten-year term loan. The total principal amount of the term loan will be $15.1 million. As of September 30, 2002, the Company had drawn down $10.5 million of this construction financing, which is included on the balance sheet of the Company under the caption "Mortgage payable". The Company had no additional long-term debt as of September 30, 2002. During the year ended September 30, 2002, costs incurred for the construction of the new facility were approximately $11.7 million and total costs incurred, through September 30, 2002, on the project were approximately $19.2 million. The Company anticipates the total cost of the project, including furniture and fixtures, to be approximately $20.4 million. In October 2002, the Company borrowed the $3.6 million remaining available balance under the construction loan, bringing the balance outstanding to $14.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Upon occupancy of the new facility in October 2002, the Company vacated and terminated the lease on its 40,000 square-foot facility at Four Global View without further obligation or penalty. In addition, the Company has an option to acquire on or before December 31, 2002 the 60,000 square-foot facility (adjacent to the new facility) at One Global View for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility sits. The purchase price for the ground lease is $1.8 million. The Company does not intend to exercise its option to purchase the 60,000 square foot facility and is examining its options concerning the consolidation of office space in Troy, New York.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2002 are $3,833, 2003; $3,256, 2004; $2,978, 2005; $2,574, 2006; $2,242, 2007 and $3,429 thereafter. In addition, as of September 30, 2002, the Company had an accrual of $216 thousand for future severance obligations related to the headcount reductions and restructuring actions during fiscal 2002.

For information regarding legal proceedings see Item 2 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next 12 months. Factors that could adversely affect the Company's liquidity and financial condition include a decrease in revenues, future acquisitions, the stock repurchase program, failure to renew or replace the Company's credit facility and failure to achieve anticipated cost savings as a result of the Company's 2002 restructuring.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted by the Company on October 1, 2002. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard beginning in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issues or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect this interpretation to have a material impact on its financial statements.

Outlook: Issues and Risks

In addition to the other information in this Annual Report on Form 10-K, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 30% of the Company's net revenues in fiscal 2002. A significant reduction in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

Effects of economic slowdown. The stock market decline and broad economic slowdown has affected the demand for software products and related services, lengthened sales cycles and caused decreased technology spending for many of the Company's customers and potential customers. These events adversely impacted the Company's revenues in 2001 and in 2002, particularly in the United States, and could have a material effect on the Company in the future, including without limitation, on the Company's future revenues and earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Risks associated with cost reduction measures. During the fiscal year 2002, the Company restructured its operations, including decreasing headcount by approximately ninety employees. The restructuring could have an adverse impact on the Company's business, including its ability to attract and retain customers or employees, and the timing of release of new products and services. The Company cannot provide any assurance that restructuring will achieve the desired financial benefits, nor can the Company provide any assurance that the reduction in headcount will not have an adverse impact on its business or future operating results.

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

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company introduced a number of new products, including MapInfo® Routing J Server, MapInfo® miAware™ , MapInfo Professional® for Microsoft® SQL Server™ and MapInfo Discovery™ . The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Reliance on third parties. The Company relies in part on resellers and independent developers for the development of specialized data products that use MapInfo software. Failure by such resellers or independent developers to continue to develop such data products, or changes in the contractual arrangements with such resellers or independent developers, could have a material adverse effect on the Company's business and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Risks associated with international operations. Revenues outside the Americas represented approximately 46% of total Company revenues in fiscal 2002. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 41% of the Company's revenues were denominated in foreign currencies in 2002. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

Prices. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on the Company's business and results of operations.

Intellectual property rights. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products, reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrink-wrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

Cost of revenues. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, services revenues and services utilization rates, as well as with the distribution channel mix. Changes in the revenue mix, as well as the distribution model, may affect cost of revenues as a percentage of net revenues in the future.

Risks associated with distribution channels. The Company primarily markets and distributes its products in North America, Europe and Australia through the Company's telesales, outside sales force and through third-party resellers. In the rest of the Asia-Pacific region, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. While the Company has contractual agreements with such resellers and distributors, resellers and distributors are not employees of the Company and MapInfo, accordingly, cannot control their continued performance. There can be no assurance, that the Company will be able to retain its current resellers and distributors, that the resellers and distributors will perform to the Company's expectations, or that the Company will be able to expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Variability of quarterly operating results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses or increase revenues at a level sufficient to offset increases in expenses, the level of technology spending, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts, and substantially all of its product revenues in each quarter result from software and data licenses issued in that quarter. Accordingly, the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Also, the Company could experience reduced revenues from telecommunications and Internet companies as a result of decreased spending in those industries.

Potential volatility of stock price. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including the Company. Factors such as announcements of new products by the Company or its competitors, litigation involving the Company, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, the Company's stock repurchase program, and general conditions in the software industry and conditions in the financial markets could cause the market price of the Company's Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock. Such a decline could adversely impact the ability of the Company to attract and retain employees, acquire other companies or businesses and raise capital.

Risks associated with acquisitions and investments. The Company has made a number of acquisitions and investments and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees and customers of the acquired company. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

Risks associated with expansion of facilities. The Company completed, in October 2002, the construction of a 150,000 square foot facility in Troy, New York and has an option to purchase an adjacent 60,000 square foot facility, which is currently leased. The 60,000 square foot facility principally houses the Company's U.S.-based research and development organization. The 150,000 square foot facility was occupied in October 2002 and houses the Company's corporate offices and the U.S. sales, marketing and administrative organizations. Approximately 30-35% of the newly constructed office space is vacant and the Company is seeking to sublease this vacant space. The Company does not intend to exercise its option to purchase the 60,000 square foot facility and is examining its options concerning the consolidation of office space in Troy, New York. There can be no assurance the Company will grow at a rate sufficient to fully utilize the Troy office space in the near term or will be able to sublease excess office space.

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

Risks associated with new accounting pronouncements. See Notes 1 and 5 of the Notes to Consolidated Financial Statements, below. There can be no assurance that the Company's financial results will not be adversely affected by these or other new accounting pronouncements or by the impairment of goodwill.

Risks associated with litigation. See Item III of this Annual Report on Form 10-K. There can be no assurance the Company will not be adversely affected by this proceeding or other proceedings to which the Company might be a party in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies improved 2002 revenue by approximately $600 thousand. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rate. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $23.4 million (which approximates the average amount invested in these securities during the fiscal year ended September 30, 2002) each 1-percentage point decrease in the applicable interest rate would result in a $234 thousand decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

Quarterly Financial Information (unaudited)

( In thousands, except per share data)

This information has been derived from unaudited quarterly consolidated financial statements that, in the opinion of management include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2002 Quarter Ended				Fiscal Year 2001 Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2001	2002	2002	2002	2000	2001	2001	2001

Net revenues	$22,792	$ 23,478	$ 22,717	$ 23,611	$26,520	$ 30,407	$ 26,700	$ 26,407
Cost of revenue	6,240	6,247	6,077	6,537	5,740	6,901	6,985	7,437

Gross profit	16,552	17,231	16,640	17,074	20,780	23,506	19,715	18,970

Operating expenses	19,078	17,860	17,795	17,008	17,777	19,645	19,957	21,090

Operating income (loss)	(2,526)	(629)	(1,155)	66	3,003	3,861	(242)	(2,120)
Other income (expense), net	122	56	(76)	76	337	353	228	(1,302)

Income (loss) before taxes	(2,404)	(573)	(1,231)	142	3,340	4,214	(14)	(3,422)
Provision for (benefit from) income taxes	(817)	(225)	(725)	56	1,236	1,483	(155)	(1,329)

Net income (loss)	$ (1,587)	$ (348)	$ (506)	$ 86	$ 2,104	$ 2,731	$ 141	$ (2,093)

Earnings (loss) per share:
Basic	$ (0.11)	$ (0.02)	$ (0.03)	$ 0.01	$ 0.15	$ 0.19	$ 0.01	$ (0.14)
Diluted	$ (0.11)	$ (0.02)	$ (0.03)	$ 0.01	$ 0.14	$ 0.18	$ 0.01	$ (0.14)

Weighted average shares outstanding:
Basic	14,931	15,010	15,137	15,086	14,170	14,482	14,617	14,804
Diluted(1)	14,931	15,010	15,137	15,190	15,408	15,531	15,542	15,259

(1) The impact of options for the first three quarters of fiscal year ended September 30, 2002 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2002

ITEM 8

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Index To Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of

MapInfo Corporation and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", during fiscal year 2002.

PricewaterhouseCoopersLLP

Albany, New York
October 25, 2002, except for Footnotes 8 and 9
for which the date is December 18, 2002

MapInfo Corporation and Subsidiaries
Consolidated Income Statements

	Years Ended September 30,

	2002	2001	2000

	(In thousands, except per share)

Net revenues:
Products	$ 83,211	$ 99,150	$ 87,946
Services	9,387	10,884	8,214

Total net revenues	92,598	110,034	96,160

Cost of revenues:
Products	16,357	17,076	15,136
Services	8,744	9,987	5,817

Total cost of revenues	25,101	27,063	20,953

Gross profit	67,497	82,971	75,207

Operating expenses:
Research and development	19,657	19,144	14,514
Selling and marketing	38,901	43,198	36,984
General and administrative	13,183	16,127	12,524

Total operating expenses	71,741	78,469	64,022

Operating income (loss)	(4,244)	4,502	11,185
Other income (expense), net	178	(384)	1,599

Income (loss) before provision for income taxes	(4,066)	4,118	12,784
Provision for (benefit from) income taxes	(1,711)	1,235	4,730

Net income (loss)	$ (2,355)	$ 2,883	$ 8,054

Earnings (loss) per share:
Basic	$ (0.16)	$ 0.20	$ 0.60
Diluted	$ (0.16)	$ 0.19	$ 0.54

Weighted average shares outstanding:
Basic	15,041	14,518	13,499
Diluted	15,041	15,553	14,879

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30,

	2002	2001

	(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$ 19,496	$ 6,148
Short-term investments, at amortized cost	16,633	23,126

Total cash and short-term investments	36,129	29,274

Accounts receivable, less allowance of $2,489 at September 30, 2002
and $2,658 at September 30, 2001	18,923	25,190
Inventories	494	455
Income taxes receivable	225	530
Deferred income taxes	1,104	1,391
Other current assets	2,912	2,806

Total current assets	59,787	59,646
Property and equipment - net	25,952	17,572
Product development costs - net	364	618
Deferred income taxes	13,268	9,996
Goodwill - net	12,104	11,150
Other intangible assets - net	1,585	2,415
Investments and other assets	3,618	6,682

Total assets	$ 116,678	$ 108,079

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 3,996	$ 4,979
Accrued liabilities	14,448	15,091
Deferred revenue	9,877	9,377

Total current liabilities	28,321	29,447
Deferred revenue, long term	450	1,018
Mortgage payable	10,500	-
Other long-term liabilities	316	331

Total liabilities	39,587	30,796

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 50,000,000 shares authorized;
15,166,275 shares issued at September 30, 2002 and 14,905,843 shares
issued at September 30, 2001	30	31
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	51,653	49,798
Retained earnings	26,810	29,165
Accumulated other comprehensive loss	(922)	(1,711)

	77,571	77,283
Less treasury stock, at cost,
80,888 shares in 2002 and -0- shares in 2001	480	-

Total stockholders' equity	77,091	77,283

Total liabilities and stockholders' equity	$ 116,678	$ 108,079

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Cash flows from (used for) operating activities
Net income (loss)	$ (2,355)	$ 2,883	$ 8,054
Depreciation and amortization	6,582	8,469	5,307
Disposal of fixed assets	208	-	(190)
Allowance for accounts receivable	(181)	946	101
Tax benefit from option exercises	274	8,655	4,323
Minority interest in (income) losses of investments	(102)	(127)	91
Provision for write-down of minority investments	582	1,318	-
Provision for deferred income taxes	(2,970)	(7,684)	(220)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,186	69	(6,233)
Inventories	(70)	5	56
Other current assets	(203)	(1,297)	(512)
Accounts payable and accrued liabilities	(912)	(1,518)	6,164
Deferred revenue	(424)	114	3,476
Income taxes	(41)	(265)	(1,251)

Net cash from operating activities	7,574	11,568	19,166

Cash flows from (used for) investing activities
Additions to property and equipment	(14,487)	(12,231)	(5,640)
Proceeds from sale of assets	-	-	501
Capitalized product development costs	(280)	(657)	(286)
Acquisitions of businesses and technology	-	(11,685)	-
Short-term investments, net	6,493	2,831	(6,092)
Long-term investments	2,355	(1,000)	(7,199)

Net cash used for investing activities	(5,919)	(22,742)	(18,716)

Cash flows from (used for) financing activities
Proceeds from mortgage payable	10,500	-	-
Repurchase of common stock for treasury	(1,485)	(2,948)	(2,168)
Proceeds from exercise of stock options and ESPP purchases	2,585	7,185	5,782

Net cash from financing activities	11,600	4,237	3,614

Effect of exchange rates on cash and cash equivalents	93	19	6

Net change in cash and cash equivalents	13,348	(6,918)	4,070

Cash and cash equivalents, beginning of year	6,148	13,066	8,996

Cash and cash equivalents, end of year	$ 19,496	$ 6,148	$ 13,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 190	$ 46	$ -
Income taxes	$ 934	$ 1,177	$ 2,220

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2002, 2001 and 2000

		Common Stock		Accumulated
	Common	and Additional		Other			Total
	Stock	Paid-in Capital	Retained	Comprehensive	Treasury Stock		Stockholders'

	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity

	(In thousands, except share data)
Balance, September 30, 1999	13,417,193	$ 30,765	$ 18,228	$ (178)	448,463	$ 3,011	$ 45,804
Net income	-	-	8,054	-	-	-	8,054
Foreign currency translation adjustment	-	-	-	(1,223)	-	-	(1,223)
	-
Comprehensive income							6,831
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	534,874	1,066	-	-	(534,530)	(4,716)	5,782
Tax benefit from option exercises	-	5,569	-	-	-	-	5,569
Purchase of treasury stock	-	-	-	-	104,250	2,168	2,168

Balance, September 30, 2000	13,952,067	37,400	26,282	(1,401)	18,183	463	61,818
Net income	-	-	2,883	-	-	-	2,883
Foreign currency translation adjustment	-	-	-	(310)	-	-	(310)
	-
Comprehensive income							2,573
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	953,776	4,140	-	-	(109,483)	(3,411)	7,551
Tax benefit from option exercises	-	8,289	-	-	-	-	8,289
Purchase of treasury stock	-	-	-	-	91,300	2,948	2,948

Balance, September 30, 2001	14,905,843	49,829	29,165	(1,711)	-	-	77,283
Net loss	-	-	(2,355)	-	-	-	(2,355)
Foreign currency translation adjustment	-	-	-	789	-	-	789
	-
Comprehensive loss							(1,566)
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	260,432	1,580	-	-	(169,114)	(1,005)	2,585
Tax benefit from option exercises	-	274	-	-	-	-	274
Purchase of treasury stock	-	-	-	-	250,002	1,485	1,485

Balance, September 30, 2002	15,166,275	$ 51,683	$ 26,810	$ (922)	80,888	$ 480	$ 77,091

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations

MapInfo designs, develops, markets, licenses and supports location-based software and data products, application development tools, and industry-focused solutions, together with a range of consulting, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe, Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

Basis of Consolidation

The consolidated financial statements include the accounts of MapInfo Corporation and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill and Purchased Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142") effective with its fiscal year beginning on October 1, 2001. SFAS 142 requires goodwill to be tested for impairment, at least annually, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless the useful lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets and is being amortized over three to seven years.

Revenue Recognition

The Company recognizes revenue in accordance with SOP 97-2 (Software Revenue Recognition) and SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions) when all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable.

Product revenue: Revenue from software and data product licenses is recognized upon the shipment of product or the granting of licenses.

Original Equipment Manufacturer (OEM) Revenue: Revenue from products licensed to original equipment manufacturers is recorded when the product has been shipped and all obligations of the Company have been satisfied.

Value Added Reseller Sales: Revenue from product sales to distributors and resellers is recorded when related products are shipped.

Postcontract customer support (PCS): PCS, inclusive of technical support and maintenance, may be bundled with an initial licensing fee or sold separately. In either case, the fair value of the PCS arrangement is recognized ratably over the term of the agreement, generally over a one to two year period.

Multiple element arrangements. Multiple-element arrangements of the Company consist primarily of software licenses sold with 1-year maintenance arrangements. Maintenance arrangements are sold separately and accordingly, vendor specific objective evidence ("VSOE") is determinable. Fees for multiple-element arrangements are allocated to the various elements of the arrangement based on the fair values of the elements. The fair value used to allocate to the

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

elements is based on VSOE of fair values of the elements. VSOE is determined by the price charged when the same element is sold separately.

Services revenue: Revenue from services such as training and consulting are recognized upon completion of the obligations.

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

The Company records a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Segment Information

The Company uses the "management" approach to reporting its segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted by the Company on October 1, 2002. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard beginning in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial statements.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

1.     Summary of Significant Accounting Policies (continued)

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issues or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect this interpretation to have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 amounts to conform with the 2002 presentation.

2.     Short-term Investments

At September 30, short-term investments consist of the following:

	2002		2001

	Amortized	Aggregate	Amortized	Aggregate
Type of Investment	Cost	market value	Cost	market value

Preferred stock	$ 7,600	$ 7,600	$ 13,700	$ 13,700
Municipal bonds	3,000	3,000	-	-
Corporate notes	3,940	3,940	-	-
Commercial paper	2,093	2,093	9,426	9,450

	$ 16,633	$ 16,633	$ 23,126	$ 23,150

Included in other income, net is interest income pertaining to these investments of $535, $1,264, and $1,476 in 2002, 2001, and 2000, respectively.

A board member of the Company is an officer and shareholder in a financial services firm that provides investment management advisory and custodial services for the Company. At September 30, 2002, this organization was in custody of $24,233 of cash and cash equivalents and short-term investments under an investment management agreement. The Company paid investment management fees to this firm of $46, $54, and $47 in 2002, 2001, and 2000, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

3.     Property and Equipment

Property and equipment consist of the following:

	September 30,

	2002	2001

Computer hardware and software	$ 22,465	$ 20,932
Equipment	1,274	954
Furniture and fixtures	3,652	1,972
Land and land under lease	2,615	2,588
Building and leasehold improvements	17,573	8,554

	47,579	35,000
Accumulated depreciation and amortization	(21,627)	(17,428)

	$ 25,952	$ 17,572

Fiscal year 2002 and 2001 include approximately $19,200 and $8,300, respectively, pertaining to the new office facility in Troy, N.Y. and the related land lease, which the Company will begin depreciating upon occupancy (See Note 9 below). Depreciation and amortization expense for the years ended September 30, 2002, 2001, and 2000 was $4,720, $4,624, and $3,074, respectively.

4.     Product Development Costs

Product development costs consist of the following:

	September 30,

	2002	2001

Product development costs	$ 6,664	$ 6,268
Accumulated amortization	(6,300)	(5,650)

	$ 364	$ 618

Capitalized product development costs for the years ended September 30, 2002, 2001, and 2000 were approximately $280, $657, and $286, respectively.

Amortization of capitalized product development costs for the years ended September 30, 2002, 2001 and 2000 was approximately $710, $704, and $791, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

5.     Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment, at least annually, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless the useful lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, however, the Company elected to adopt SFAS 142 effective with the Company's fiscal year beginning on October 1, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill as of October 1, 2001, on which date the goodwill balance was $11,150. At September 30, 2002, the goodwill balance was $12,104. The $954 increase in goodwill during fiscal 2002 primarily relates to the acquisition of Compusearch in Canada and the additional equity investment in Alps Mapping Co., Ltd. in Japan.

The following table presents the impact of SFAS 142 on net income (loss) and earnings (loss) per share had the standard been in effect for fiscal 2001:

	Year Ended September 30,

	2002	2001

Reported net income (loss)	$ (2,355)	$ 2,883
Amortization of goodwill	-	1,772
Income tax effect	-	(532)

Net adjustments	-	1,240

Adjusted net income (loss)	$ (2,355)	$ 4,123

Reported basic earnings (loss) per share	$ (0.16)	$ 0.20
Adjusted basic earnings (loss) per share	$ (0.16)	$ 0.28
Reported diluted earnings (loss) per share	$ (0.16)	$ 0.19
Adjusted diluted earnings (loss) per share	$ (0.16)	$ 0.27

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

5.     Goodwill and Purchased Intangible Assets (continued)

The components of other intangibles are as follows:

		Accumulated		Amortization
September 30, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,350	$ 105	3 years
Customer intangibles	3,145	1,733	1,412	5-7 years
Other	161	93	68	3 years

Total	$ 4,761	$ 3,176	$ 1,585

		Accumulated		Amortization
September 30, 2001	Gross	Amortization	Net	Period

Technology intangibles	$ 1,456	$ 1,097	$ 359	3 years
Customer intangibles	3,186	1,260	1,926	5-7 years
Other	161	31	130	3 years

Total	$ 4,803	$ 2,388	$ 2,415

Amortization of purchased intangible assets for the year ended September 30, 2002 was $926. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

The estimated future amortization expense of purchased intangible assets is as follows:

Fiscal year	Amount

2003	$ 732
2004	606
2005	247

6.     Investments

Alps Mapping Co., Ltd.

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading Japanese data provider headquartered in Nagoya, Japan. The Company invested 100,000 Yen (approximately $750) to acquire the 16.7% equity position and 400,000 Yen (approximately $3,700) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In February 2002, the Company redeemed, at face value, one debt instrument of 100,000 Yen (approximately $750). In addition the remaining two debt instruments with warrants were converted into equity resulting in the increase of the Company's ownership in Alps to 49%. This investment is accounted for under the equity method of accounting. As of September 30, 2002, $2,866 was included on the Company's balance sheet under the caption "Investment and other assets" pertaining to this investment.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

6.     Investments (continued)

Karttakeskus Oy

In January 2000, the Company paid $1,000 for 19.9% of the outstanding common stock of its distributor in Finland, Karttakeskus Oy ("Karttakeskus"), a mapping technology and solutions company. From January 2000 to September 2000 this investment was accounted for under the equity method of accounting. In September 2000, the Company consented to a merger of Geodata Oy, a Finnish company and Karttakeskus. Geodata Oy is a wholly owned subsidiary of Werner Söderström Osakeyhtiö, a publicly traded Finnish company. The Company's equity ownership in the new company was 10% of the outstanding common stock. In March 2002, the Company exercised its put option and redeemed its equity ownership for a total cash consideration of $1,200.

Three D Graphics

On October 21, 1998, the Company invested approximately $1,000 in Three D Graphics, Inc., a California software company, under a five-year Convertible Promissory Note (the "Note"). The $1,000 principal balance of the note is payable in full in November 2003. In addition, under a Technology License Agreement, the Company received a license to bundle Three D Graphics technology with MapInfo's products for a period of five years. The Company allocated $250 of the $1,000 investment to the value of the license based on the estimated present value of the royalty stream of such a license. The license is being amortized over the five-year term. As of September 30, 2002 the unamortized balance of the technology license was $75 and is included on the Company's balance sheet under the caption "Investments and other assets".

7.     Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,

	2002	2001

Compensation	$ 3,586	$ 4,280
Royalties	4,258	4,092
Marketing	787	583
Commissions	1,356	1,109
Value added taxes	1,505	1,342
Other	2,956	3,685

	$ 14,448	$ 15,091

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands, except square footage data)

8.     Mortgage Payable and Credit Facility

Mortgage Payable

On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The financing arrangement provided for $14,070 in construction financing and was convertible into a term loan upon completion of the construction. As of September 30, 2002, the Company had borrowed $10,500 under this construction mortgage loan. In October 2002, the Company borrowed an additional $3,570 available under the construction loan, bringing the balance outstanding to $14,070. On December 18, 2002 the Company borrowed an additional $1,005 and converted the entire mortgage to a ten year term loan. Principal together with interest, at a rate of LIBOR plus 2.25%, is payable monthly.

Credit Facility

The Company has a revolving convertible credit facility with a commercial bank under which a maximum of $10,000 can be borrowed for a two-year period and then converted into a three-year term loan. Interest is at the bank's prime rate, LIBOR plus 1.5%, or a fixed rate, at the Company's option. The Company has never borrowed under this credit facility. The facility expires in March 2003.

9.     Commitments and Contingencies

Operating leases:

The Company leases a facility in the Rensselaer Technology Park in Troy, New York (One Global View), which is approximately 60,000 square feet of office space. This facility is adjacent to the Company's newly constructed facility, and together these facilities house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative organizations for the Americas. The lease, which expires in 2006, contains a nominal escalation in rental payments over the term of the lease, and in addition to monthly lease payments, the Company is responsible for such costs as real estate taxes and maintenance. The Company had an option through December 31, 2002 to purchase this facility, which it does not intend to exercise.

The Company also leases office space of approximately 23,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. In addition, the Company leases office space of approximately 41,000 square feet in Toronto, Canada, which houses a research and development center, as well as sales, marketing and support staff. The lease on this facility expires in 2014.

In February 2001, the Company entered into a 49-year ground lease, with two 10-year renewal options, on 16 acres of land adjacent to the Company's One Global View facility in the Rensselaer Technology Park. The cost of the 49-year ground lease was $2,100 and was paid in May 2001. Under a Construction and Services Agreement with Rensselaer Polytechnic Institute ("RPI"), the Company constructed a four-story, 150,000 square-foot facility to house the Company's Corporate Headquarters and the Americas business operations. The facility was completed in October 2002. On December 21, 2001, the Company entered into a mortgage loan

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

9.     Commitments and Contingencies (continued)

and other related agreements with a commercial bank to finance the construction and the related land lease. The financing arrangement provided for $14,070 in construction financing and was convertible into a term loan. The Company converted the entire mortgage to a ten-year term loan in December 2002. As of September 30, 2002, the Company had drawn down $10,500 of this construction financing, which is included on the balance sheet of the Company under the caption Mortgage payable. During the year ended September 30, 2002 costs incurred for the construction of the new facility were approximately $11,700 and total costs incurred to date on the project were approximately $19,200.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2002 are $3,833, 2003; $3,256, 2004; $2,978, 2005; $2,574, 2006; $2,242, 2007 and $3,429 thereafter.

Total rent expense for the years ended September 30, 2002, 2001 and 2000 was approximately $4,235, $3,842 and $3,034, respectively.

Legal Proceedings

In August 2002, MapInfo filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 in receivables owed by SRC to the Company under contractual obligations. In September 2002, SRC served an answer and asserted a number of counterclaims against MapInfo. The counterclaims include allegations of breach of contract and copyright infringement as to which SRC seeks a total of $11,000 in damages. MapInfo is defending all counterclaims vigorously. The parties have each moved for summary judgment and/or dismissal of certain claims. The motions are likely to be heard early 2003.

10.     Income Taxes

Provision for (benefit from) income taxes consists of:

	Year Ended September 30,
	2002	2001	2000

Current:
Federal	$(488)	$ 955	$ 3,686
State	20	239	444
Foreign	1,475	1,257	820

	1,007	2,451	4,950

Deferred income taxes:
Federal	(2,080)	(1,112)	(182)
State	(311)	(191)	(75)
Foreign	(327)	87	37

	(2,718)	(1,216)	(220)

Provision for (benefit from) income taxes	$(1,711)	$ 1,235	$ 4,730

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

10.     Income Taxes (continued)

In 2002, the benefit from income taxes has been increased by research and development tax credits of approximately $394. The provision for income taxes has been reduced for research and development tax credits of approximately $745 and $493 in 2001 and 2000 respectively. At September 30, 2002, the Company has approximately $2,517 of research and development tax credit carryforwards, which begin to expire in 2008, approximately $26 of alternative minimum tax credit carryforwards, which have no expiration date, and approximately $201 of foreign tax credit carryforwards which begin to expire in 2002. The Company has approximately $153 of New York State investment tax credit carryforwards, which begin to expire in 2020. The Company has approximately $23,464 of Federal net operating loss carryforwards, which begin to expire in 2021 and $29,724 of state operating loss carryforwards, which begin to expire in 2019.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:

	Year Ended September 30,

	2002	2001	2000

Federal statutory income tax rate	(34%)	34%	34%
State taxes	(5)	1	4
Non-U.S. tax rates and other foreign charges	(1)	8	-
Tax-exempt investment income	-	(3)	(1)
Research and development credit	(10)	(18)	(4)
Intangible asset amortization	6	7	2
Valuation Allowance	3	2	-
Non-deductible expenses and other	(1)	(1)	2

	(42%)	30%	37%

U.S income (loss) before taxes was $(6,849), $1,107 and $11,019 for the years ended September 30, 2002, 2001 and 2000, respectively. Foreign income before taxes was $2,783, $3,011 and $1,765 for the years ended September 30, 2002, 2001 and 2000, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

10.     Income Taxes (continued)

Deferred income taxes recorded in the consolidated balance sheets at September 30, 2002 and 2001 consist of the following temporary differences:

	2002	2001

Current deferred tax assets (liabilities):
Accrued expenses	$ 604	$ 664
Bad debt reserve	219	433
Inventory	97	78
Allowance for returns	203	245
Other current assets	(19)	(29)

Net current deferred tax assets	1,104	1,391

Long term deferred tax assets (liabilities):
Capitalized product development costs	(91)	(112)
Tax credit carryovers	2,878	2,738
Property and equipment	702	362
Accrued expenses	-	29
Intangible assets	369	776
Net Operating Loss	8,983	5,343
Other non-current assets	628	939

	13,469	10,075
Less: Valuation Allowance	201	79

Net long term deferred tax asset	13,268	9,996

Net Deferred Tax Assets	$14,372	$11,387

The increase in deferred tax assets from 2001 to 2002 includes $267 of deferred tax benefit resulting from stock option exercises.

The valuation allowance at September 30, 2002 and 2001 was $201 and $79 respectively. During the year ended September 30, 2002, the valuation allowance increased by $122. The valuation allowance of $201 was recorded to reserve a portion of the net deferred tax assets representing foreign tax credit carryforwards. There is no valuation allowance recorded against the Company's remaining net deferred tax assets as it is more likely than not that all remaining future tax benefits will be realized against future taxable income. However, the amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income are reduced.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share data)

11.     Stockholders' Equity

Earnings Per Share

The following represents the basic and diluted earnings per share amounts for the years ended September 30, 2002, 2001, and 2000:

	Year Ended September 30,

	2002	2001	2000

Net income	$ (2,355)	$ 2,883	$ 8,054

Weighted average shares for basic EPS	15,041	14,518	13,499
Effect of dilutive stock options	-	1,035	1,380

Weighted average shares and assumed exercise of
stock options for diluted EPS	15,041	15,553	14,879

Basic EPS	$ (0.16)	$ 0.20	$ 0.60
Diluted EPS	$ (0.16)	$ 0.19	$ 0.54

The impact of options for the year ended September 30, 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of options had not been anti-dilutive, the effect of dilutive options would have been 305. Potentially dilutive stock options of 1,102 and 379 were anti-dilutive for the years ended September 30, 2002 and 2001, respectively.

Treasury Shares

During the fiscal years ended September 30, 2002 and 2001, the Company repurchased 250 shares at a cost of $1,485 and 91 shares at a cost of $2,948, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands, except share data)

12.     Employee Stock Purchase and Stock Option Plans

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,312,500 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the fiscal years ended September 30, 2002, 2001 and 2000, employees purchased 294,916, 134,419, and 125,800 shares, respectively.

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted after June 1996 typically vest over 4 years and expire 10 years from the date of grant. At September 30, 2002, options for 1,362,190 shares were vested and 884,816 were available for future grants under the plans.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance, September 30, 1999	3,124,893	$ 5.11

Options granted	899,030	14.18
Options forfeited	(240,210)	6.17
Options exercised	(939,521)	4.70

Balance, September 30, 2000	2,844,192	8.03

Options granted	615,915	31.41
Options forfeited	(161,508)	17.31
Options exercised	(928,840)	5.90

Balance, September 30, 2001	2,369,759	14.30

Options granted	549,200	9.91
Options forfeited	(247,796)	19.45
Options exercised	(134,630)	5.33

Balance, September 30, 2002	2,536,533	$ 13.33

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands, except share data)

12.     Employee Stock Purchase and Stock Option Plans (continued)

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2002 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/30/02	Contractual Life	Exercise Price	at 9/30/02	Exercise Price

$3.78 to $5.56	693,657	4.98	$ 4.92	667,807	$ 4.90
$5.67 to $8.31	545,098	6.90	7.54	275,179	7.36
$8.33 to $10.61	560,780	8.99	10.01	50,964	9.24
$10.67 to $34.19	566,555	8.00	24.60	295,914	24.17
$34.31 to $47.25	170,443	8.27	39.47	72,326	39.52

	2,536,533	7.17	$ 13.33	1,362,190	$ 11.58

The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock option plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma net income (loss) and earnings (loss) per share would have been:

	2002	2001	2000

Pro forma net income	$ (5,484)	$ (593)	$ 5,573
Pro forma earnings per share (diluted)	$ (0.36)	$ (0.04)	$ 0.37

The weighted average fair value of options granted under the plans during fiscal years 2002, 2001 and 2000 was $9.90, $20.00 and $8.92 respectively. The weighted average assumptions for the various option plans range from:

	2002	2001	2000

Risk-free interest rate	1.6% to 4.7%	3.3% to 5.9%	5.9% to 6.8%
Expected term	6 months to 6.1 years	6 months to 6.2 years	6 months to 6.6 years
Company's expected volatility	65%	65%	58%
Dividend yield	None	None	None

13.     Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. The Company may at its option contribute up to $0.50 for each $1.00 contributed by a participant to the plan, up to a maximum of 4% of the participant's annual compensation. Compensation expense for the years ended September 30, 2002, 2001, and 2000 was $796, $822, and $548, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

14.     Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 2002, the Company had $6,386 in U.S. banks in excess of insured limits and $4,376 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors.

15.     Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services.

The Company conducts business globally and is managed geographically. In addition, during the second half of fiscal 2002, the Company organized its sales, marketing and certain engineering activities into three Strategic Business Units, discussed below. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific, as well as by business unit: location-based intelligence ("LBI"), analytical customer-relationship management ("aCRM") and location-based services ("LBS").

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

15.     Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for 2002, 2001, and 2000, as taken from the internal management accounting system discussed above, is as follows:

	September 30,

	2002	2001	2000

Revenue:
Americas	$ 50,128	$ 64,849	$ 58,065
EAME	30,246	33,256	27,257
Asia/Pacific	12,224	11,929	10,838

Total Revenue	$ 92,598	$ 110,034	$ 96,160

Operating income (loss):
Americas	$ 9,557	$ 17,740	$ 23,389
EAME	7,405	10,020	8,201
Asia/Pacific	3,637	2,871	2,764
Corporate adjustments	(24,843)	(26,129)	(23,169)

Total operating income (loss)	$ (4,244)	$ 4,502	$ 11,185

Depreciation and amortization included in operating income consists of:
Americas	$ 4,563	$ 6,355	$ 3,625
EAME	1,730	1,648	1,459
Asia/Pacific	289	466	223

Total depreciation and amortization	$ 6,582	$ 8,469	$ 5,307

The operating income by segment above differs from the amounts recognized under generally accepted accounting principles because the Company does not allocate certain corporate costs for research and development, marketing, and general and administrative activities to the geographic segments. The table above reconciles the operating income by segment to operating income as reported on the Income Statements by including such adjustments.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic revenue information is based on the ordering location of the customer. Long-lived assets information is based on the physical location of the assets.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

15.     Segment Information (continued)

The following is revenue and long-lived assets information for geographic locations.

	September 30,

	2002	2001	2000

Revenue:
U.S.	$ 40,164	$ 53,100	$ 56,187
United Kingdom	15,561	18,091	14,077
All other countries	36,873	38,843	25,896

Total Revenue	$ 92,598	$ 110,034	$ 96,160

Long-Lived Assets:
U.S.	$ 31,302	$ 20,879	$ 10,228
United Kingdom	2,666	3,665	4,303
All other countries	9,655	9,503	954

Total identifiable assets	$ 43,623	$ 34,047	$ 15,485

Strategic Business Units

During the second half of fiscal 2002, the Company reorganized its sales, marketing, and certain engineering activities into three Strategic Business Units ("SBU"). The three SBUs are: Location Based Intelligence ("LBI"), Analytical Customer Relationship Management ("aCRM") and Location Based Services ("LBS"). The SBUs were designed to focus the Company's primary operating resources (sales, marketing and certain engineering functions) on specific customer needs.

The Company's financial reporting systems present various data for management reporting purposes, including internal profit and loss statements (P&L's) prepared on a basis not consistent with U.S. generally accepted accounting principles. Assets are not allocated to segments for internal reporting presentations of the strategic business units. Segment information relating to SBU's was not available prior to April 1, 2002.

The accounting methodology for each income statement category is noted below:

Net Revenues - Net Revenues are recorded based on sales to SBU defined customers with the following exception: aCRM Revenues are only recorded in the Americas. aCRM sales in EAME and Asia-Pacific are recorded as LBI revenues.

Cost of Revenues - Cost of revenues are allocated to the SBUs based on the product and services revenues generated by each SBU.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

15.     Segment Information (continued)

Research and Development (R&D) - R&D resources that are directly focused on and managed by SBU management are recorded within the SBU. All other R&D is classified as a corporate cost and is not allocated to the SBUs. The corporate R&D initiatives support all three SBUs.

Sales and Marketing (S&M) - Each SBU has its own S&M departments. All sales costs within the Company are directly charged to the appropriate SBU. Marketing costs directly managed by the SBU are recorded within the SBU. All other marketing is classified as a corporate cost and is not allocated to the SBUs. The corporate marketing initiatives support all three SBUs.

General and Administrative (G&A) - No G&A costs are allocated to the SBUs. G&A costs include: executive management, finance, accounting, information technology, human resources and amortization of intangible assets.

As discussed above, segment information relating to the SBUs was not available prior to April 2002. Therefore summarized financial information by SBU operating segment for the six months ended September 30, 2002, as taken from the internal management accounting system discussed above, is as follows:

Six months
ended
Revenue:	September 30, 2002

LBI	$ 40,095
aCRM	5,429
LBS	804

Total revenue	$ 46,328

Operating income:
LBI	$ 14,710
aCRM	1,467
LBS	(797)
Corporate adjustments	(16,469)

Total operating income	$ (1,089)

In 2002, 2001, and 2000 no single customer accounted for 10% or more of the Company's revenues.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

16.     Acquisitions

Compusearch Inc.

On December 8, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Compusearch Inc. ("Compusearch"), a Canadian corporation. Compusearch is a leading provider of micro-marketing segmentation and market analysis solutions in Canada and has been a strategic data partner of the Company since 1998. The purchase price was $5,800 in cash. The acquisition was accounted for as a purchase; accordingly, the Company has included Compusearch's results of operations in the financial statements from the acquisition date. Intangible assets resulting from the acquisition are being amortized on a straight-line basis over a period of three to seven years. Ninety-one employees of Compusearch became employees of MapInfo Canada Inc. upon the acquisition.

17.     Strategic Restructuring

In response to reduced spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company initiated a restructuring plan to reduce operating expenses during 2002. Overall expense reductions include headcount reductions, restructuring of the business model in Japan, and the consolidation of the Company's Canadian operations. As a result of the restructuring actions, total Company headcount was reduced to 681 at September 30, 2002 from 770 at September 30, 2001.

Employee Severance

The Company paid severance costs during 2002 by geographic region as summarized below:

	Quarter Ended

	December 31,	March 31,	June 30,	September 30,
	2001	2002	2002	2002	Total

Geographic Region
Americas	$ 420	$ 70	$ 687	$ 35	$ 1,212
EAME	32	-	-	-	32
Asia/Pacific	-	140	65	-	205

Total	$ 452	$ 210	$ 752	$ 35	$ 1,449

As of September 30, 2002, the Company had an accrual balance of $216 for future severance obligations.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(In thousands)

17.     Strategic Restructuring (continued)

Japan office closure and business model restructure

In Japan, the Company increased its ownership position in February 2002 in Alps Mapping Co. Ltd., from 17% to 49%, and granted Alps exclusive distribution rights in Japan to MapInfo's software products. (See Note 6 above). This enabled the Company to close its sales office in Japan. The estimated cost for the restructure of the Japan business model and closing the Japan sales office was approximately $250, which consisted primarily of employee termination costs and legal expenses.

Consolidation of Canadian Operations

During the second quarter of 2002, the Company consolidated its Canadian operations into a single location headquartered in Toronto. The Company's Scarborough research and development operation has been combined with the Toronto office, co-locating the engineering group with the sales, marketing and product development groups from the Compusearch acquisition. (See Note 16 above.) The estimated cost to consolidate the Canadian operations was approximately $315, which consisted primarily of office closure costs.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2003 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

The response to this item is contained in the Company's 2003 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2003 Proxy Statement under the caption "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

a.

Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K

(a)     See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the years ended September 30, 2002 2001, and 2000 included in Item 15(d):

Schedule VIII -     Valuation and Qualifying Accounts

Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(b)     Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended September 30, 2002.

(c)     See the attached Exhibit Index and the exhibits referenced therein.

(d)     See attached Financial Statement Schedule.

Listing of Exhibits
EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant, as Amended

3.2	Amended By-Laws of the Registrant, as of September 30, 2002

4	Specimen Certificate for shares of the Registrant's Common Stock.

10.1+	Employee Non-Qualified Stock Option Plan I, as amended to date. (A)

10.2+	Employee Non-Qualified Stock Option Plan II, as amended to date. (A)

10.3+	1993 Stock Incentive Plan, as amended to date. (C)

10.4+	1993 Director Stock Option Plan, as amended to date. (C)

10.5	Lease Agreement dated as of August 1, 1993 by and between the Registrant and Rensselaer Polytechnic Institute. (A)

10.7+	Amended and Restated Employment Agreement, dated as of April 1, 2002 by and between the Registrant and D. Joseph Gersuk. (B)

10.8+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 10, 1997 by and between the Registrant and D. Joseph Gersuk.

10.9	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (F)

10.10+	Employee Patent, Confidential Information and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (F)

10.11+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini. (D)

10.12+	Amended and Restated Employment Agreement dated as of May 1, 2002 by and between the Registrant and John C. Cavalier. (E)
10.13+	Amended and Restated Employment Agreement dated May 1, 2002 by and between the Registrant and Mark P. Cattini (E)

10.14	Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001 (C)

10.15	First Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (C)

10.16	Second Amendement to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (C)

10.17	Standard Form of Agreement between the Registrant and Baron Construction Corp. dated March 31, 2001. (C)

10.18+	Employment agreement dated May 1, 2002 by and between the Registrant and Michael Hickey. (E)

10.19+	Employment agreement dated May 1, 2002 by and between the Registrant and Bert C. Tobin. (E)

10.19+	Employment agreement dated May 1, 2002 by and between the Registrant and George Moon. (E)

10.21+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Stock Option Plan, as amended.

10.22+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Director Stock Option Plan, as amended.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C s.1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C s.1350.

____________

(A)     Incorporated herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).

(B)     Incorporated herein by reference from the exhibits to the Form 8-K dated May 16, 2002.

(C)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2001.

(D)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 1998.

(E)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 2002.

(F)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 2001.

+      Management contract or compensation plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2002

ITEM 15(d)

FINANCIAL STATEMENT SCHEDULE

MapInfo Corporation and Subsidiaries
Valuation and Qualifying Accounts
Schedule VIII
(Dollars in thousands)

	Column B	Column C		Column D	Column E

Column A	Balance at	Additions	Additions		Balance at
	beginning	charged to	charged to		end of
Description	of period	expense, net	other accounts	Deductions	period

Year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,686	3	61(2)	(1)(1)	$ 1,749
Year ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,749	1,707	283(2)	(1,081)(1)	$ 2,658
Year ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,658	(306)	303(2)	(166)(1)	$ 2,489

(1)	Uncollectible accounts written off.
(2) Allowance for sales returns.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION

(Registrant)

By:	/s/ MARK P. CATTINI

Mark P. Cattini
President and Chief Executive Officer

Date:	December 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ MARK P. CATTINI	President and Chief Executive Officer	December 19, 2002

Mark P. Cattini	(Principal Executive Officer)

/s/ JOHN C. CAVALIER	Chairman of the Board	December 19, 2002

John C. Cavalier

/s/ D. JOSEPH GERSUK	Executive Vice President, Treasurer	December 19, 2002

D. Joseph Gersuk	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ GEORGE C. MCNAMEE	Director	December 19, 2002

George C. McNamee

/s/ LASZLO C. BARDOS	Director	December 19, 2002

Laszlo C. Bardos

/s/ ROBERT SCHECHTER	Director	December 19, 2002

Robert Schechter

/s/ JONI KAHN	Director	December 19, 2002

Joni Kahn

/s/ QUINN H. TRAN	Director	December 19, 2002

Quinn H. Tran

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Mark P. Cattini, President and Chief Executive Officer of MapInfo Corporation certify that:

1)	I have reviewed this Annual Report on Form 10-K of MapInfo Corporation (the "Registrant");

2)

Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4)

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

	c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6)

The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK P. CATTINI		Dated: December 19, 2002

President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, D. Joseph Gersuk, Executive Vice President, Treasurer and Chief Financial Officer of MapInfo Corporation certify that:

1)	I have reviewed this Annual Report on Form 10-K of MapInfo Corporation (the "Registrant");

2)

Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4)

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

	c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6)

The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D. JOSEPH GERSUK		Dated: December 19, 2002

Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)