Form 10-Q
period 2002-12-31
MAPINFO CORP
filed 2003-02-12
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002
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

Yes X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).*
Yes  _____    No _____

* The registrant is not required to determine whether it is an accelerated filer until the completion of its fiscal year ending September 30, 2003.

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 3, 2003 was 15,153,951.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2002

INDEX
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three months ended December 31, 2002 and 2001	1

	Balance Sheets
	as of December 31, 2002 and September 30, 2002	2

	Cash Flows Statements
	for the three months ended December 31, 2002 and 2001	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

Chief Executive Officer Certification		26

Chief Financial Officer Certification		27

Exhibit Index		28

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended December 31,

	2002	2001

Net revenues:
Products	$ 18,670	$ 20,434
Services	2,192	2,358

Total net revenues	20,862	22,792

Cost of revenues:
Products	3,725	3,982
Services	2,104	2,258

Total cost of revenues	5,829	6,240

Gross profit	15,033	16,552

Operating expenses:
Research and development	4,841	5,123
Selling and marketing	9,854	10,366
General and administrative	3,525	3,589

Total operating expenses	18,220	19,078

Operating loss	(3,187)	(2,526)
Other income - net	38	122

Loss before benefit from income taxes	(3,149)	(2,404)
Benefit from income taxes	(1,260)	(817)

Net loss	$ (1,889)	$ (1,587)

Loss per share:
Basic	$ (0.12)	$ (0.11)
Diluted	$ (0.12)	$ (0.11)

Weighted average shares outstanding:
Basic	15,145	14,931
Diluted	15,145	14,931

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	December 31,	September 30,
	2002	2002

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 20,713	$ 19,496
Short-term investments, at amortized cost	17,239	16,633

Total cash and short-term investments	37,952	36,129
Accounts receivable, less allowance of $2,552 and $2,489
at December 31, 2002 and September 30, 2002, respectively	17,150	18,923
Inventories	445	494
Income taxes receivable	-	225
Deferred income taxes	1,109	1,104
Other current assets	3,594	2,912

Total current assets	60,250	59,787
Property and equipment - net	26,259	25,952
Product development costs - net	311	364
Deferred income taxes	14,002	13,268
Goodwill - net	12,164	12,104
Other intangible assets - net	1,426	1,585
Investments and other assets	3,655	3,618

Total assets	$ 118,067	$ 116,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 440	$ -
Accounts payable	2,065	3,996
Accrued liabilities	14,769	14,448
Deferred revenue	9,512	9,877

Total current liabilities	26,786	28,321
Long-term debt	15,368	10,500
Deferred revenue, long term	217	450
Other long-term liabilities	308	316

Total liabilities	42,679	39,587

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	30	30
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	51,542	51,653
Retained earnings	24,921	26,810
Accumulated other comprehensive loss	(993)	(922)

	75,500	77,571
Less treasury stock, at cost	112	480

Total stockholders' equity	75,388	77,091

Total liabilities and stockholders' equity	$ 118,067	$ 116,678

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Three Months
	Ended December 31,

	2002	2001

Cash flows from (used for) operating activities
Net loss	$ (1,889)	$ (1,587)
Depreciation and amortization	1,614	2,149
Allowance for accounts receivable	56	(178)
Tax benefit from option exercises	15	125
Minority interest in income of investments	-	(88)
Provision for write-down of minority investments	-	100
Provision for deferred income taxes	(733)	-
Changes in operating assets and liabilities:
Accounts receivable	2,016	6,459
Inventories	36	(69)
Other current assets	(617)	(519)
Accounts payable and accrued liabilities	(1,768)	(2,381)
Deferred revenue	(760)	(246)
Income taxes	(97)	(1,180)

Net cash from (used for) operating activities	(2,126)	2,585

Cash flows from (used for) investing activities
Additions to property and equipment	(772)	(2,872)
Capitalized product development costs	(15)	(81)
Acquisition of business and technology	(26)	-
Short-term investments, net	(606)	2,391

Net cash used for investing activities	(1,419)	(562)

Cash flows from financing activities
Proceeds from mortgage payable	4,575	2,000
Proceeds from exercise of stock options and ESPP purchases	242	257

Net cash from financing activities	4,817	2,257

Effect of exchange rates on cash and cash equivalents	(55)	25

Net change in cash and equivalents	1,217	4,305
Cash and equivalents, beginning of period	19,496	6,148

Cash and equivalents, end of period	$ 20,713	$ 10,453

The Company acquired furniture and fixtures of $733 thousand and $-0- in the quarters ended December 31, 2002 and 2001, respectively, under capital lease obligations.

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets and related income statements and statements of cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

The September 30, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 2002 and 2001.

	Three Months Ended December 31,

	2002	2001

	(amounts in thousands, except per share data)

Net income (loss)	$ (1,889)	$ (1,587)

Weighted average shares for basic EPS	15,145	14,931
Effect of dilutive stock options	-	-

Weighted average shares and assumed exercise of
stock options for diluted EPS	15,145	14,931

Basic EPS	$ (0.12)	$ (0.11)
Diluted EPS	$ (0.12)	$ (0.11)

The impact of stock options for the three months ended December 31, 2002 and December 31, 2001 was anti-dilutive and therefore was excluded from the calculation. If the impact of stock options had not been anti-dilutive, the effect of dilutive stock options would have been 89 thousand and 483 thousand for the three months ended December 31, 2002 and December 31, 2001, respectively. Potentially dilutive stock options of 1,770 thousand and 841 thousand were anti-dilutive for the three months ended December 31, 2002 and December 31, 2001, respectively.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

3.  Comprehensive Income

Comprehensive loss was as follows:

	Three Months Ended December 31,

	2002	2001

	(in thousands)

Net loss	$ (1,889)	$ (1,587)
Change in accumulated translation adjustments	(71)	(26)

Total comprehensive loss	$ (1,960)	$ (1,613)

4.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services.

The Company conducts business globally and is managed geographically. In addition, the Company has organized its sales, marketing and certain engineering activities in three Strategic Business Units, discussed below. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific, as well as by business unit: location-based intelligence ("LBI"), analytical customer-relationship management ("aCRM") and location-based services ("LBS").

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

4.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three months ended December 31, 2002 and 2001, as taken from the internal management accounting system discussed above, is as follows:

	December 31,

	2002	2001

Net revenues:	(in thousands)
Americas	$ 10,611	$ 12,771
EAME	7,492	7,063
Asia-Pacific	2,759	2,958

Total net revenues	$ 20,862	$ 22,792

Operating income (loss):
Americas	$ 505	$ 1,920
EAME	1,597	1,568
Asia-Pacific	1,005	634
Corporate adjustments:
R&D	(3,495)	(3,648)
Marketing	(1,792)	(1,948)
G&A	(1,007)	(1,052)

Total operating loss	$ (3,187)	$ (2,526)

The operating income by segment above differs from the amounts presented under accounting principles generally accepted in the United States of America because the Company does not allocate certain costs for research and development, marketing, and general and administrative activities to the geographic locations. The table above reconciles the operating income (loss) by geographic segment to operating loss as reported on the Income Statements by including adjustments for certain unallocated costs.

Strategic Business Units

The Company has organized its sales, marketing, and certain engineering activities into three Strategic Business Units ("SBUs"). The three SBUs are: Location Based Intelligence ("LBI"), Analytical Customer Relationship Management ("aCRM") and Location Based Services ("LBS"). The SBUs were designed to focus the Company's primary operating resources (sales, marketing and certain engineering functions) on specific customer needs.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

4.  Segment Information (continued)

The Company's financial reporting systems present various data for management reporting purposes, including SBU-specific internal profit and loss statements, on a basis not consistent with accounting principles generally accepted in the United States of America. This information relating to the SBUs was not available prior to April 1, 2002. In addition, assets are not allocated to SBUs for internal financial reporting.

The accounting methodology for each income statement category is noted below:

Net Revenues - Net Revenues are recorded based on sales to SBU defined customers with the following exception: aCRM revenues are only recorded in the Americas. aCRM revenues in EAME and Asia-Pacific are recorded as LBI revenues.

Cost of Revenues - Cost of revenues are allocated to the SBUs based on the product and services revenues generated by each SBU.

Research and Development (R&D) - R&D resources that are engaged in projects directly related to and managed by SBU management are recorded within the SBU. The corporate R&D initiatives support all three SBUs. Corporate R&D costs are allocated to the SBUs based on the SBU's core product revenue relative to total company core product revenue.

Selling and Marketing (S&M) - Each SBU has its own S&M departments. All selling costs within the Company are directly charged to the appropriate SBU. Marketing costs directly managed by the SBU are recorded within the SBU. Product management costs are allocated to the SBUs based on the SBU's core product revenue relative to total company core product revenue. All other marketing costs are classified as corporate costs and are allocated to the SBUs based on the percentage of the SBU's total revenues relative to total company revenues.

General and Administrative (G&A) - G&A costs, which include executive management, finance, accounting, information technology, human resources and amortization of intangible assets, are allocated to the SBUs based on the SBU's headcount relative to total company headcount.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

4.  Segment Information (continued)

As discussed above, segment information relating to the SBUs was not available for the quarter ended December 31, 2001. Summarized financial information by SBU operating segment for the three months ended December 31, 2002, as taken from the internal management accounting system discussed above, is as follows:

Three Months
Ended
December 31, 2002

(in thousands)
Revenue:
LBI	$ 18,066
aCRM	2,682
LBS	114

Total revenue	$ 20,862

Operating loss:
LBI	$ (704)
aCRM	(912)
LBS	(1,571)

Total operating loss	$ (3,187)

5.  Commitments and Contingencies

In December 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The financing arrangement provided for approximately $14.0 million in construction financing and was convertible into a term loan upon completion of the construction. During the first quarter of fiscal year 2003, the Company borrowed $4.6 million under this construction mortgage loan, bringing the total principal balance to $15.1 million, and converted the entire mortgage to a ten-year term loan. Principal and interest, at a rate of LIBOR plus 2.25%, is payable monthly.

The Company had an option to acquire, on or before December 31, 2002, the 60,000 square-foot facility at One Global View, which it had leased through 2006, for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease was $1.8 million. The Company did not exercise its purchase options.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Commitments and Contingencies (continued)

Legal Proceedings

On August 5, 2002, MapInfo filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. On September 17, 2002, SRC served an answer and asserted fifteen counterclaims against MapInfo. The fourteen counterclaims (one was withdrawn by SRC) include allegations of breach of contract and copyright infringement as to which SRC was seeking a total of $9.0 million in damages. MapInfo is defending all counterclaims vigorously and moved for summary judgment and/or dismissal of seven of the fourteen claims. On February 10, 2003, the Court dismissed SRC's counterclaim for prima facie tort. Total damages sought in the remaining claims are $8.0 million. The case is scheduled for court-ordered mediation in March or April of 2003.

6.  Purchased Intangible Assets

The components of purchased intangible assets are as follows (in thousands):

		Accumulated		Amortization
December 31, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,372	$ 83	3 years
Customer intangibles	3,145	1,855	1,290	5-7 years
Other	161	108	53	3 years

Total	$ 4,761	$ 3,335	$ 1,426

		Accumulated		Amortization
September 30, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,350	$ 105	3 years
Customer intangibles	3,145	1,733	1,412	5-7 years
Other	161	93	68	3 years

Total	$ 4,761	$ 3,176	$ 1,585

Amortization of purchased intangible assets for the three months ended December 31, 2002 was $198 thousand.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount

2003	$ 767
2004	642
2005	176

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on its financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company is currently evaluating the impact the adoption of this statement will have on its financial statements. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

Subject to certain limitations, the Company provides indemnification to its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes upon the intellectual property right of a third party.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued FAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure - an amendment of FAS 123". This Statement amends FAS 123, "Acounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002.

8.  Subsequent Event

On January 6, 2003 the Company acquired substantially all of the assets and assumed certain liabilities of Thompson Site Selection Research, Inc., ("Thompson"), a privately held company headquartered in Ann Arbor, Michigan. Thompson is a provider of location-based analytical services and business intelligence software for the retail, restaurant and real estate sectors. The purchase price was $13.0 million, subject to adjustment upon finalizing the closing balance sheet. In addition, the Company may pay up to $6.0 million in contingent consideration to Thompson based on Thompson's profitability over the next two years. The purchase was financed with $9.1 million in cash on hand, $3.0 million in borrowings under the Company's bank credit facility, and $750 thousand, that will become payable in April 2003 subject to a closing date balance sheet working capital adjustment. The acquisition will be accounted for as a purchase and, accordingly the Company will include the results of operations in the financial statements effective January 6, 2003. Ninety-three employees of Thompson became employees of MapInfo Corporation upon the acquisition.

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

Forward-Looking Statements

This Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of the Company's management. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements as to the sufficiency of funds to meet operating requirements for the next 12 months, as to the Company's expansion of facilities in Troy, New York and the projected vacancy rate of those facilities, as to the impact of the Company's operating-cost reduction measures, as to the renewal of the Company's credit facility, as to the intended use of the common stock repurchased under the common stock repurchase program, as to the potential impact of certain accounting pronouncements on the Company's future financial reports and results and as to the impact of the Thompson acquisition. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operation are based on MapInfo's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates on an on-going basis, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, restructuring, contingencies and litigation. MapInfo bases its estimates on historical experience and on various assumptions that are believed to be reasonable at the time. The basis for carrying values of assets and liabilities are determined from these estimates when such carrying values are not apparent from other sources. Actual results may differ from these estimates under different conditions or assumptions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company records reductions to revenue for estimated product returns. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of MapInfo's customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be recognized.

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (SOP 97-2), and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". In accordance with SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. In general, revenue related to postcontract customer support is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized upon completion of the service performed.

MapInfo writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

Other intangible assets are amortized on a straight-line basis over the estimated useful lives of three to seven years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company does not amortize goodwill. The Company tests goodwill for impairment on an annual basis or when a triggering event occurs and goodwill will be written down if it is determined that the asset has been impaired.

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

Net Revenues

For the first quarter of fiscal 2003, revenues decreased 8% or $1.9 million to $20.9 million from $22.8 million in the same period a year ago. Approximately $1.4 million of the decrease was attributable to decreased data revenues and $0.4 million was attributable to decreased sales of software. Reduced spending by telecommunication companies accounted for a $1.8 million decline in data revenues partially offset by a $400 thousand increase in revenue from government and commercial customers. On a geographic basis, revenues in the Americas decreased $2.2 million or 17% and Asia-Pacific revenues decreased $200 thousand or 7% while revenues in Europe increased $429 thousand or 6% when compared to the same period a year ago. The revenue decline in the Americas was primarily due to reduced spending by telecommunication companies of approximately $3.0 million that was partially offset by growth from customers in the government and commercial sectors. The strengthening of foreign currencies against the U.S. dollar, added $615 thousand to first quarter 2003 revenue compared to the prevailing exchange rates in the prior year comparable period. On a strategic business unit basis, revenue attributed to the LBI business unit was $18.1 million, revenue attributed to the aCRM business unit was $2.7 million and revenue attributed to the LBS business unit was $114 thousand for the first quarter of fiscal year 2003. The Company has experienced a slower rate of adoption of its LBS technology than previously anticipated due to delays in customer implementations.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 27.9% in the first quarter of 2003 from 27.4% in the same period a year ago. As a result, the gross profit margin decreased to 72.1% from 72.6%. The lower margins are primarily attributable to decreased revenues and increased royalties on data revenues.

Research and development (R&D) expenses decreased 6% to $4.8 million in the first quarter of fiscal 2003 from $5.1 million in the prior year period. The decrease in R&D expenses is primarily the result of headcount reductions beginning in the third quarter of the prior fiscal year. R&D headcount was 193 at the end of the first quarter of fiscal 2003 compared to 207 at the end of the first quarter in the prior year. As a percentage of revenues, R&D expenses increased to 23.2% in 2003 compared to 22.5% in 2002.

Selling and marketing expenses decreased 5% in the first quarter of fiscal year 2003 to $9.9 million from $10.4 million in the first quarter of fiscal 2002. The decrease in selling and marketing expenses was due primarily to headcount reductions and to cost savings in Japan where the Company closed its sales office during the second quarter of the prior year. Selling and marketing headcount was 239 at the end of the first quarter of fiscal 2003 compared to 273 at the end of the first quarter in the prior year. As a percentage of revenues, selling and marketing expenses in the first quarter increased to 47.2% from 45.5% a year ago.

General and administrative (G&A) expenses decreased by 2% to $3.5 million in the first quarter of fiscal 2003. The decrease in G&A expenses was mainly attributable to a decrease in amortization of intangible assets resulting from certain intangible assets being fully amortized as of the second quarter of fiscal 2002. G&A headcount was 122 at the end of the first quarter of fiscal 2003 compared to 125 at the end of the first quarter in the prior year. As a percentage of revenues, G&A expenses increased to 16.9% from 15.7% in prior year period.

Other income of $38 thousand was $84 thousand lower than prior year. This was mainly attributable to a decrease in interest income of $114 thousand, resulting from lower cash balances and decreased interest rates, and interest expense incurred during the first quarter of fiscal 2003 relating to the Company's mortgage financing of $140 thousand. In addition, foreign currency losses increased $62 thousand in the first quarter of fiscal year 2003 versus the prior year comparable period. The decreases were partially offset by the equity interest in Alp Mapping of $232 thousand.

The effective income tax rate for the quarter ended December 31, 2002 was 40% compared to 34% in the quarter ended December 31, 2001.

Financial Condition

The Company's cash and short-term investments totaled $38.0 million at December 31, 2002 compared to $36.1 million at September 30, 2002. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo's long-term debt at December 31, 2002 totaled $15.8 million, which consisted of $15.1 million in mortgage payable and $733 thousand in capital lease financing. Additionally, the Company has a $10 million credit facility with a bank that expires on March 31, 2003. The Company anticipates that this credit facility will be renewed upon expiration for a one-year period on substantially the same terms. As of December 31, 2002, there were no outstanding borrowings under this credit facility.

Net cash used for operating activities was $2.1 million for the quarter ended December 31, 2002 compared to cash generated from operations of $2.6 million for the same period in fiscal 2002. Cash used for operating activities in the first quarter of fiscal 2003 resulted primarily from the net loss and decreases in accounts payable/accrued liabilities, offset by collections of accounts receivable. Net cash used for investing activities was $1.4 million due primarily to fixed asset additions of $772 thousand (including $137 thousand related to the Company's new facility in Troy, New York) and an increase in short-term investments of $606 thousand. Net cash from financing activities was $4.8 million due to mortgage proceeds of $4.6 million and proceeds from the exercise of stock options of $242 thousand.

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10.0 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. The repurchase program will be funded using the Company's working capital. The Company did not make any purchases under this program during the first quarter of fiscal year 2003. Under this repurchase program, the Company has purchased a total of 250,002 shares totaling approximately $1.5 million to date.

The Company had an option to acquire, on or before December 31, 2002, the 60,000 square-foot facility at One Global View, which it had leased through 2006, for $5.25 million together with an option to acquire a 49-year ground lease of the 14 acres on which the One Global View facility is sited. The purchase price for the ground lease was $1.8 million. The Company did not exercise its purchase options and therefore the lease on this facility will continue through 2006.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet the Company's operating and capital requirements, including the acquisition of Thompson, for the next twelve months. Factors that could adversely affect the Company's financial condition include a decrease in revenues, higher than anticipated costs associated with the new facility in Troy, New York, the stock repurchase program, and failure to achieve anticipated cost savings.

Purchase of Thompson Site Selection Research, Inc.

On January 6, 2003 the Company acquired substantially all of the assets and assumed certain liabilities of Thompson Site Selection Research, Inc., ("Thompson"), a privately held company headquartered in Ann Arbor, Michigan. Thompson is a provider of location-based analytical services and business intelligence software for the retail, restaurant and real estate sectors. The purchase price was $13.0 million, subject to adjustment upon finalizing the closing balance sheet. In addition, the Company may pay up to $6.0 million in contingent consideration to Thompson based on Thompson's profitability over the next two years. The purchase was financed with $9.1 million in cash on hand, $3.0 million in borrowings under the Company's bank credit facility, and $750 thousand, that will become payable in April 2003 subject to a closing date balance sheet working capital adjustment. The acquisition will be accounted for as a purchase and, accordingly, the Company will include the results of operations in the financial statements effective January 6, 2003. Ninety-three employees of Thompson became employees of MapInfo Corporation upon the acquisition. The Company expects the acquisition of Thompson to add approximately $13.0 million in revenues and approximately $0.01 to $0.02 in earnings per share during the fiscal year 2003.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on its financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company is currently evaluating the impact the adoption of this statement will have on its financial statements. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

Subject to certain limitations, the Company provides indemnification to its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes upon the intellectual property right of a third party.

In December 2002, the FASB issued FAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure - an amendment of FAS 123". This Statement amends FAS 123, "Acounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002.

Outlook: Issues and Risks

In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 17% of the Company's net revenues in the first quarter of fiscal 2003. A significant reduction in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

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

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company began to increasingly focus on its aCRM and LBS businesses and introduced a number of new products, including Routing J Server, miAware™ , MapInfo Professional® for Microsoft® SQL Server™ and MapInfo Discovery™ . The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with international operations. Revenues outside the United States represented approximately 51% of total Company revenues in the first quarter of fiscal 2003. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 40% of the Company's revenues were denominated in foreign currencies in the first quarter of fiscal 2003. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

Prices. Future prices the Company is able to obtain for its products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on the Company's business and results of operations.

Intellectual property rights. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements, patents and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products, reverse engineer or obtain and use information the Company regards as proprietary. In addition, the Company's shrink-wrap licenses, under which the Company licenses its products, may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Any misappropriation of the Company's intellectual property could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

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

Risks associated with acquisitions and investments. The Company has made a number of acquisitions and investments, including its acquisition of Thompson in January 2003, and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees and customers of the acquired company. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that Thompson or any other acquisition will be successfully integrated into the Company's operations or will have the intended financial or strategic results.

Risks associated with expansion of facilities. The Company completed, in October 2002, the construction of a 150,000 square foot facility in Troy, New York. The Company also occupies a 60,000 square foot facility, adjacent to the newly constructed facility, which is currently leased through 2006. The 60,000 square foot facility principally houses the Company's U.S.-based research and development organization. The 150,000 square foot facility was occupied in October 2002 and houses the Company's corporate offices and the U.S. sales, marketing and administrative organizations. Approximately 30-35% of the newly constructed office space is vacant and the Company is seeking to sublease this vacant space. The Company is also examining its options concerning the consolidation of office space in Troy, New York. There can be no assurance the Company will grow at a rate sufficient to fully utilize the Troy office space or will be able to sublease excess office space.

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

Risks associated with litigation. See Part II, Item I of this Quarterly Report on Form 10-Q. There can be no assurance the Company will not be adversely affected by this proceeding or other proceedings to which the Company might be a party in the future.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved first quarter 2003 revenue growth by approximately $600 thousand or 3 percentage points. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $26.3 million (which approximates the average amount invested in these securities during the fiscal quarter ended December 31, 2002) each 1-percentage point decrease in the applicable interest rate would result in a $263 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

Item 4.     Controls and Procedures

a.

Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

MapInfo Corporation

Part II. Other Information

Item 1. Legal Proceedings

On August 5, 2002, MapInfo filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. On September 17, 2002, SRC served an answer and asserted fifteen counterclaims against MapInfo. The fourteen counterclaims (one was withdrawn by SRC) include allegations of breach of contract and copyright infringement as to which SRC was seeking a total of $9.0 million in damages. MapInfo is defending all counterclaims vigorously and moved for summary judgment and/or dismissal of seven of the fourteen claims. On February 10, 2003, the Court dismissed SRC's counterclaim for prima facie tort. Total damages sought in the remaining claims are $8.0 million. The case is scheduled for court-ordered mediation in March or April of 2003.

Reference is made to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for a description of this legal proceeding.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
The exhibits listed in the Exhibit Index filed as part of this report are filed as part of this report or are included in this report

(b)	Reports on Form 8-K

On January 6, 2003, MapInfo filed a report on Form 8-K reporting the Thompson acquisition and its preliminary financial results for the quarter ended December 31, 2002, as presented in press releases of January 6, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: February 11, 2003	By: /s/ D. Joseph Gersuk
D. Joseph Gersuk,
Executive Vice President,
Finance, Chief Financial
Officer and Treasurer
(principal financial and
accounting officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Mark P. Cattini, President and Chief Executive Officer of MapInfo Corporation certify that:

1)	I have reviewed this Quarterly Report on Form 10-Q of MapInfo Corporation (the "Registrant");

2)

Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3)

Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4)

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

	c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)

The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark P. Cattini		Dated: February 11, 2003
President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, D. Joseph Gersuk, Executive Vice President, Treasurer and Chief Financial Officer of MapInfo Corporation certify that:

1)	I have reviewed this Quarterly Report on Form 10-Q of MapInfo Corporation (the "Registrant");

2)

Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3)

Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4)

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

	c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)

The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D. Joseph Gersuk		Dated: February 11, 2003
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit
Number	Description of Exhibit
10.1	Employment Agreement dated August 1, 2002 by and between the Registrant and Gavin Lennox.

10.2	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 28, 2002 by and between the Registrant and Gavin Lennox.

10.3	Amended and Restated Mortgage and Security Agreement by and between Rensselaer County Industrial Development Agency and MapInfo Realty, LLC

10.4	Amended and Restated Promissory Note by and between MapInfo Realty, LLC and Charter One Bank, F.S.B.

10.5	Amended and Restated Guaranty Agreement by and between the Registrant and Charter One Bank, F.S.B.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350.