Form 10-Q
period 2003-03-31
MAPINFO CORP
filed 2003-05-14
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
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

Yes X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).*Yes  _____    No _X_

* The registrant is not required to determine whether it is an accelerated filer until the completion of its fiscal year ending September 30, 2003.

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 6, 2003 was 15,405,362.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2003

INDEX
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three and six months ended March 31, 2003 and 2002	1

	Balance Sheets
	as of March 31, 2003 and September 30, 2002	2

	Cash Flows Statements
	for the six months ended March 31, 2003 and 2002	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	26

ITEM 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 4.	Submission of Matters to a Vote of Security Holders	27

ITEM 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

Chief Executive Officer Certification		30

Chief Financial Officer Certification		31

Exhibit Index		32

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Net revenues:
Products	$ 21,930	$ 21,245	$ 40,600	$ 41,679
Services	5,173	2,233	7,365	4,591

Total net revenues	27,103	23,478	47,965	46,270

Cost of revenues:
Products	4,542	4,089	8,267	8,071
Services	3,585	2,158	5,689	4,416

Total cost of revenues	8,127	6,247	13,956	12,487

Gross profit	18,976	17,231	34,009	33,783

Operating expenses:
Research and development	5,236	5,128	10,077	10,251
Selling and marketing	10,472	9,432	20,326	19,798
General and administrative	4,752	3,300	8,277	6,889

Total operating expenses	20,460	17,860	38,680	36,938

Operating income (loss)	(1,484)	(629)	(4,671)	(3,155)
Other income - net	389	56	427	178

Loss before benefit from income taxes	(1,095)	(573)	(4,244)	(2,977)
Provision for (benefit from) income taxes	(353)	(225)	(1,613)	(1,042)

Net income (loss)	$ (742)	$ (348)	$ (2,631)	$ (1,935)

Earnings (loss) per share:
Basic	$ (0.05)	$ (0.02)	$ (0.17)	$ (0.13)
Diluted	$ (0.05)	$ (0.02)	$ (0.17)	$ (0.13)

Weighted average shares outstanding:
Basic	15,240	15,010	15,192	14,971
Diluted	15,240	15,010	15,192	14,971

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	March 31,	September 30,
	2003	2002

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 12,838	$ 19,496
Short-term investments, at amortized cost	16,445	16,633

Total cash and short-term investments	29,283	36,129
Accounts receivable, less allowance of $2,234 and $2,489
at March 31, 2003 and September 30, 2002, respectively	23,128	18,923
Inventories	495	494
Income taxes receivable	283	225
Deferred income taxes	1,134	1,104
Other current assets	3,550	2,912

Total current assets	57,873	59,787
Property and equipment - net	27,015	25,952
Product development costs - net	250	364
Deferred income taxes	14,024	13,268
Goodwill - net	20,620	12,104
Other intangible assets - net	4,105	1,585
Investments and other assets	3,786	3,618

Total assets	$ 127,673	$ 116,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,363	$ -
Accounts payable	2,840	3,996
Accrued liabilities	18,033	14,448
Deferred revenue	12,145	9,877

Total current liabilities	34,381	28,321
Long-term debt	17,401	10,500
Deferred revenue, long term	173	450
Other long-term liabilities	-	316

Total liabilities	51,955	39,587

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	31	30
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	52,205	51,653
Retained earnings	24,179	26,810
Accumulated other comprehensive loss	(671)	(922)

	75,744	77,571
Less treasury stock, at cost	26	480

Total stockholders' equity	75,718	77,091

Total liabilities and stockholders' equity	$ 127,673	$ 116,678

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Six months
	Ended March 31,

	2003	2002

Cash flows from (used for) operating activities
Net loss	$ (2,631)	$ (1,935)
Depreciation and amortization	3,331	3,970
Disposal of fixed assets	-	205
Allowance for accounts receivable	(85)	194
Tax benefit from option exercises	20	184
Minority interest in income of investments	-	(102)
Provision for write-down of minority investments	-	234
Provision for deferred income taxes	(733)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,126)	3,916
Inventories	(29)	(42)
Other current assets	(173)	(478)
Accounts payable and accrued liabilities	320	(2,538)
Deferred revenue	1,042	104
Income taxes	(388)	(1,569)

Net cash from (used for) operating activities	(452)	2,143

Cash flows from (used for) investing activities
Additions to property and equipment	(1,633)	(4,845)
Capitalized product development costs	(43)	(79)
Acquisition of business and technology	(12,143)	-
Short-term investments, net	188	7,404
Long-term investments	(450)	2,376

Net cash from (used for) investing activities	(14,081)	4,856

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(117)	-
Proceeds from mortgage payable	4,575	4,000
Proceeds from term loan	3,000	-
Repurchase of common stock for treasury	(26)	-
Proceeds from exercise of stock options and ESPP purchases	1,013	1,417

Net cash from financing activities	8,445	5,417

Effect of exchange rates on cash and cash equivalents	(570)	(114)

Net change in cash and equivalents	(6,658)	12,302
Cash and equivalents, beginning of period	19,496	6,148

Cash and equivalents, end of period	$ 12,838	$ 18,450

The Company acquired furniture and fixtures of $733 thousand and $-0- in the six months ended March 31, 2003 and 2002, respectively, under capital lease obligations.

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

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended March 31, 2003 and 2002.

	Three months Ended March 31,		Six months Ended March 31,

	2003	2002	2003	2002

	(In thousands, except per share data)

Net income (loss)	$ (742)	$ (348)	$ (2,631)	$ (1,935)

Weighted average shares for basic EPS	15,240	15,010	15,192	14,971
Effect of dilutive stock options	-	-	-	-

Weighted average shares and assumed exercise of stock options for diluted EPS
	15,240	15,010	15,192	14,971

Basic EPS	$ (0.05)	$ (0.02)	$ (0.17)	$ (0.13)
Diluted EPS	$ (0.05)	$ (0.02)	$ (0.17)	$ (0.13)

The impact of stock options for the three and six months ended March 31, 2003 and March 31, 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of stock options had not been anti-dilutive, the effect of dilutive stock options would have been 10 thousand shares and 40 thousand shares for the three and six months ended March 31, 2003, and 398 thousand shares and 448 thousand shares for the three and six months ended March 31, 2002, respectively. Potentially dilutive stock options of 2,470 thousand shares and 2,203 thousand shares were anti-dilutive for the three and six months ended March 31, 2003, and 848 thousand shares and 847 thousand shares were anti-dilutive for the three and six months ended March 31, 2002, respectively.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

3.  Comprehensive Income

Comprehensive loss was as follows:

	Three months Ended March 31,		Six months Ended March 31,

	2003	2002	2003	2002

	(In thousands)		(In thousands)

Net income (loss)	$ (742)	$ (348)	$ (2,631)	$ (1,935)
Change in accumulated translation adjustments	322	(191)	251	(217)

Total comprehensive income (loss)	$ (420)	$ (539)	$ (2,380)	$ (2,152)

4.  Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003, the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. Under SFAS No. 133, this contract will not require "special" or "hedge" accounting. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that the Company will pay at 6.82%. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company records the payments or receipts on the agreement as adjustments to interest expense.

5.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services.

The Company conducts business globally and is managed geographically. In addition, the Company has organized its sales, marketing and certain engineering activities in three Strategic Business Units, discussed below. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific, as well as by business unit: location-based intelligence ("LBI"), predictive analytics, (formerly analytical customer-relationship management - "aCRM"), and location-based services ("LBS").

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three and six months ended March 31, 2003 and 2002, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net revenues:	(In thousands)		(In thousands)
Americas	$ 14,631	$ 12,784	$ 25,242	$ 25,555
EAME	9,139	7,982	16,631	15,045
Asia-Pacific	3,333	2,712	6,092	5,670

Total net revenues	$ 27,103	$ 23,478	$ 47,965	$ 46,270

Operating income (loss):
Americas	$ 1,629	$ 2,941	$ 2,134	$ 4,861
EAME	2,822	2,318	4,419	3,886
Asia-Pacific	1,344	570	2,349	1,204
Corporate adjustments:
R&D	(3,578)	(3,722)	(7,073)	(7,370)
Marketing	(1,786)	(1,800)	(3,578)	(3,748)
G&A	(1,915)	(936)	(2,922)	(1,988)

Total operating income (loss)	$ (1,484)	$ (629)	$ (4,671)	$ (3,155)

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

Strategic Business Units

The Company has organized its sales, marketing, and certain engineering activities into three Strategic Business Units ("SBUs"). The three SBUs are: Location Based Intelligence ("LBI"), Predictive Analytics and Location Based Services ("LBS"). The SBUs were designed to focus the Company's primary operating resources (sales, marketing and certain engineering functions) on specific customer needs.

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

The accounting methodology for each income statement category is noted below:

Net Revenues - Net Revenues are recorded based on sales to SBU defined customers with the following exception: Predictive Analytics revenues are only recorded in the Americas. Predictive Analytics revenues in EAME and Asia-Pacific are recorded as LBI revenues.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

As discussed above, segment information relating to the SBUs was not available for the three and six months ended March 31, 2002. Summarized financial information by SBU operating segment for the three and six months ended March 31, 2003, as taken from the internal management accounting system discussed above, is as follows:

	Three months	Six months
	ended	ended
	March 31, 2003	March 31, 2003

Revenue:	(In thousands)
LBI	$ 20,693	$ 38,759
Predictive Analytics	6,096	8,778
LBS	314	428

Total revenue	$ 27,103	$ 47,965

Operating income:
LBI	$ 1,177	$ 473
Predictive Analytics	(1,294)	(2,206)
LBS	(1,367)	(2,938)

Total operating loss	$ (1,484)	$ (4,671)

6.  Commitments and Contingencies

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

In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-two equal installments along with interest at a rate of LIBOR plus 1.75%.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Commitments and Contingencies (continued)

Legal Proceedings

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company, seeking a total of $11.0 million dollars in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon the Company's motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its pleadings on the remaining counterclaims SRC seeks a total of $9.0 million. However, in its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million, plus an unspecified amount of special damages. The Company is vigorously defending against all remaining counterclaims. The case is scheduled for court-ordered mediation in summer 2003.

7.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment of goodwill tests required as of December 31, 2002. As a result of these annual tests, there was no indication of impairment.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated		Amortization
March 31, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,450	$ 1,170	3 -5 years
Customer intangibles	4,250	2,081	2,169	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	135	211	3-5 years

Total	$ 7,771	$ 3,666	$ 4,105

		Accumulated		Amortization
September 30, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,350	$ 105	3 years
Customer intangibles	3,145	1,733	1,412	5-7 years
Other	161	93	68	3 years

Total	$ 4,761	$ 3,176	$ 1,585

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

Amortization of purchased intangible assets for the three months ended March 31, 2003 and March 31, 2002 was $325 thousand and $286 thousand, respectively. Amortization of purchased intangible assets for the six months ended March 31, 2003 and March 31, 2002 was $523 thousand and $559 thousand, respectively.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount

2003	$ 1,127
2004	1,122
2005	656
2006	433
2007	387

8.  Stock Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended September 30, 2002. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Stock Based Compensation (continued)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002

	(In thousands, expect per share data)
Net loss, as reported	$ (742)	$ (348)	$ (2,631)	$ (1,935)
Stock based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(699)	(938)	(1,504)	(1,888)

Proforma net loss	$ (1,441)	$ (1,286)	$ (4,135)	$ (3,823)

Loss per share:
Basic and diluted, as reported	$ (0.05)	$ (0.02)	$ (0.17)	$ (0.13)
Basic and diluted, proforma	(0.09)	(0.09)	(0.27)	(0.26)

9.  Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

9.  Recent Accounting Pronouncements (continued)

applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this statement does not have a material impact on the Company's financial statements. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Subject to certain limitations, the Company provides indemnification to its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes upon the intellectual property right of a third party. To date, the Company has not paid any amounts to customers pursuant to these indemnification provisions.

In December 2002, the FASB issued FAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure - an amendment of FAS 123". This Statement amends FAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

10.  Acquisition

On January 6, 2003 the Company acquired substantially all of the assets and assumed certain liabilities of Thompson Site Selection Research, Inc., ("Thompson"), a privately held company headquartered in Ann Arbor, Michigan. Thompson is a provider of location-based analytical services and business intelligence software for the retail, restaurant and real estate sectors. The Company expects the acquisition to strengthen its presence in these sectors. The purchase price was $13.5 million, including acquisition-related costs. In addition, the Company may pay up to $6.0 million in contingent consideration to Thompson based on Thompson's profitability over the next two years. The purchase was financed with $9.9 million in cash on hand, $3.0 million in borrowings under the Company's bank credit facility, and $556 thousand in cash on hand, that was paid in April 2003, which was the result of the closing balance sheet working capital adjustment. The total of Thompson's net assets acquired by the Company was $2.6 million. Goodwill recorded as a result of the acquisition totaled $7.9 million. Intangibles assets acquired, other than goodwill, totaled $3.0 million. Of the $3.0 million of acquired intangible assets, $555 thousand was assigned to registered trademarks that are not subject to amortization. The remaining $2.4 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up the $2.4 million include: technology intangibles of $1.2 million (6-year weighted average useful life), customer intangibles of $1.1 million (7-year weighted average useful life), and other assets of $185 thousand (3-year weighted average useful life). The acquisition is being accounted for as a purchase and, accordingly the Company has included the results of operations in the financial statements effective January 6, 2003. Ninety-three employees of Thompson became employees of MapInfo upon the acquisition.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo Corporation ("MapInfo" or the "Company") designs, develops, licenses, markets and supports location-based software and data products, application development tools and industry-focused solutions. The Company also provides related consulting, training and technical support services. Products and services are sold through multiple distribution channels, including a corporate account sales force, a telemarketing sales group, and an indirect channel of value-added resellers and distributors. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, the United Kingdom, Germany, and Australia, and in the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

In support of its profitability objectives, the Company reduced operating costs during the second quarter of fiscal year 2003. A total of $4.8 million in annualized operating cost savings were realized during the quarter on the Company's base business, excluding Thompson. As a result of these reductions, actual total company headcount, excluding 93 employees that were added as a result of the Thompson acquisition (discussed above) was 631 compared to 681 at September 30, 2002.

Forward-Looking Statements

This Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which MapInfo operates and the beliefs and assumptions of the Company's management. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements as to the sufficiency of funds to meet operating requirements for the next 12 months, as to the Company's expansion of facilities in Troy, New York and the projected vacancy rate of those facilities, as to the impact of the Company's operating-cost reduction measures, as to the intended use of the common stock repurchased under the common stock repurchase program, as to the potential impact of certain accounting pronouncements on the Company's future financial reports and results and as to the impact of the Thompson acquisition. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Outlook: Issues and Risks". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operation are based on its consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, restructuring, contingencies and litigation, on an on-going basis. The estimates are based on historical experience and on various assumptions that management believes are reasonable. When the basis for carrying values of assets and liabilities are not apparent from other sources, they are determined from these estimates. The Company's actual results may differ from these estimates under different conditions or assumptions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  The Company records reductions to revenue for estimated product returns. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of MapInfo's customers were to deteriorate, resulting in their inability to make payments, an additional allowance might be recognized.

  The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". In accordance with SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. In general, revenue related to postcontract customer support is deferred and recognized ratably over the term of the agreement. Revenue from customer training, support and other services is recognized upon completion of the service performed.

  MapInfo writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. Estimated market value is based upon management's assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

  Other intangible assets are amortized on a straight-line basis over the estimated useful lives of three to ten years, with the exception of certain trademarks, which have been determined to have an indefinite useful life and therefore are not subject to amortization. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management's determination of impairment is based on its estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

  Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company does not amortize goodwill. The Company tests goodwill for impairment on an annual basis or when a triggering event occurs and writes down goodwill if it is determined that the asset has been impaired.

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

Net Revenues

For the second quarter of fiscal 2003, revenues increased 15% or $3.6 million to $27.1 million from $23.5 million in the same period a year ago. The January 6, 2003 acquisition of Thompson accounted for $3.3 million of the revenue increase during the second quarter. Approximately $2.9 million of the $3.6 million increase was attributable to increased revenues from services, primarily due to Thompson, which added $2.5 million in services revenue in the second quarter. Software revenues increased by $712 thousand, or 6%, while data revenues were flat compared to the second quarter of the prior year. On a geographic basis, revenues in the Americas increased $1.8 million or 14% compared to the same period a year ago, inclusive of Thompson revenue of $3.3 million. Excluding Thompson, Americas revenue decreased compared to prior year due to slowing in the rate of new customer acquisition, that the Company believes is a result of overall reduced IT spending in the American economy. Europe revenues increased $1.2 million, or 14% and revenues in Asia-Pacific increased $621 thousand, or 23%, when compared to the same period a year ago. The strengthening of foreign currencies against the U.S. dollar added $1.2 million to second quarter 2003 revenue compared to the prevailing exchange rates in the comparable period from the prior year. On a strategic business unit basis, revenue attributed to the Location Based Intelligence ("LBI") business unit was $20.7 million, revenue attributed to the Predictive Analytics (formerly aCRM) business unit, inclusive of Thompson, was $6.1 million and revenue attributed to the Location Based Services ("LBS") business unit was $314 thousand for the second quarter of fiscal year 2003. Approximately $3.3 million of the revenues attributed to the Predictive Analytics segment were due to Thompson.

For the first half of fiscal 2003, revenues increased 4% or $1.7 million to $48.0 compared to $46.3 million in the prior year. The acquisition of Thompson in January 2003 resulted in revenue of $3.3 million in fiscal 2003. The increase was mainly attributable to Thompson offset by $2.1 decrease in data revenue, which was primarily the result of reduced spending from telecommunication companies in the Americas. Revenues in Europe and Asia Pacific increased 11% and 7%, respectively. The strengthening of foreign currencies against the U.S. dollar added $1.8 million to revenue for the first half of fiscal 2003 compared to the prevailing exchange rates in the prior year comparable period. On a strategic business unit basis, revenue attributed to the LBI business unit was $38.8 million, revenue attributed to the Predictive Analytics business unit, inclusive of Thompson, was $8.8 million and revenue attributed to the LBS business unit was $428 thousand for the first half of fiscal year 2003. The Company has experienced a slower rate of adoption of its LBS technology than previously anticipated due to delays in customer implementations.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 30.0% in the second quarter of 2003 from 26.6% in the same period a year ago. As a result, the gross profit margin decreased to 70.0% from 73.4%. For the first half of fiscal 2003, cost of revenues increased to 29.1% of revenues from 27.0% in the prior year. As a result, the gross profit margin decreased to 70.9% from 73.0%. The lower margins are primarily attributable to increased services revenue, which generate a lower gross profit margin, due to the Thompson acquisition.

Research and development (R&D) expenses increased 2% to $5.2 million in the second quarter of fiscal 2003 from $5.1 million in the prior year period. For the first half of fiscal 2003 R&D expenses decreased 2% to $10.1 million from $10.3 million in fiscal year 2002. Thompson's R&D expenses were $250 thousand in the quarter and year-to-date. Offsetting the increase due to Thompson, were decreases in R&D expenses primarily the result of headcount reductions beginning in the third quarter of the prior fiscal year. R&D headcount, excluding Thompson, was 192 at the end of the second quarter of fiscal 2003 compared to 201 at the end of the second quarter in the prior year. As a percentage of revenues, R&D expenses decreased to 19.3% in the second quarter of fiscal 2003 compared to 21.8% in the prior year comparable period. R&D expenses were 21.0% of revenues in the first half of fiscal 2003 compared to 22.2% in 2002.

Selling and marketing expenses increased 11% in the second quarter of fiscal year 2003 to $10.5 million from $9.4 million in the second quarter of fiscal 2002. For the first half of fiscal 2003 selling and marketing expenses increased 3% to $20.3 million from $19.8 million in fiscal year 2002. Thompson's selling and marketing expenses were $853 thousand for the second quarter and year-to-date. The increase in selling and marketing expenses was due primarily to the acquisition of Thompson, offset by headcount reductions and to cost savings in Japan where the Company closed its sales office during the second quarter of the prior fiscal year. Selling and marketing headcount, excluding Thompson, was 226 at the end of the second quarter of fiscal 2003 compared to 261 at the end of the second quarter in the prior year. As a percentage of revenues, selling and marketing expenses in the second quarter decreased to 38.6% from 40.2% a year ago. Selling and marketing expenses were 42.4% of revenues in the first half of fiscal 2003 compared to 42.8% in 2002.

General and administrative (G&A) expenses increased by 44% to $4.8 million in the second quarter of fiscal 2003 from $3.3 million in 2002. For the first half of fiscal 2003 G&A expenses increased 20% to $8.3 million from $6.9 million in fiscal year 2002. Thompson's G&A expenses were $259 thousand for the second quarter and the first half of fiscal year 2003. The increase in G&A expenses was mainly attributable to severance and restructuring costs of $926 thousand incurred during the second quarter of fiscal year 2003 and Thompson. G&A headcount, excluding Thompson, was 107 at the end of the second quarter of fiscal 2003 compared to 128 at the end of the second quarter in the prior year. As a percentage of revenues, G&A expenses in the second quarter increased to 17.5% from 14.1% in prior year period. G&A expenses were 17.3% of revenues in the first half of fiscal 2003 compared to 14.9% in 2002.

During the second quarter of fiscal year 2003, the Company reduced operating costs on its base business, excluding Thompson. Severance and restructuring costs of approximately $1.7 million were recorded in the quarter. Of the $1.7 million in severance and restructuring costs, $152 thousand related to R&D, $475 thousand related to sales and marketing, $926 thousand related to G&A and $120 thousand related to services. This resulted in the reduction of thirty-six regular employees, primarily in North America. As a result of these reductions and attrition, actual total company headcount, excluding Thompson headcount of 93, was 631 at March 31, 2003 compared to 681 at September 30, 2002.

Other income in the second quarter of fiscal 2003 of $389 thousand was $333 thousand higher than the second quarter of the prior year. The favorable variance was due to the Alps equity income in Japan of $301 thousand in the current year versus $63 thousand in the prior year and a foreign exchange gain in the second quarter of fiscal 2003 of $311 thousand versus a foreign exchange loss in the prior year of $191 thousand. In addition, the prior year also included an additional investment reserve of $200 thousand versus zero in the current year. These increases were offset by a decrease in interest income of $348 thousand in 2003 resulting from decreased interest rates and an increase in interest expense of $230 thousand, primarily due to the mortgage financing and other debt that did not exist in the prior year. Other income for the first half of fiscal year 2003 of $427 thousand was $249 thousand higher than the prior year. This was mainly attributable to the increase in Alps equity income in Japan of approximately $460 thousand, and foreign exchange gain in the current year of $225 thousand versus foreign exchange losses of $215 thousand in the prior year. The prior year also included an increase to the investment reserves of $300 thousand versus zero in the current year. Offsetting the positive effects noted above, were the decrease in interest income of $462 thousand, an increase in interest expense of $369 thousand and an increase in other expense of $122 thousand.

The effective income tax rate for the quarter ended March 31, 2003 was 32% compared to 39% in the quarter ended March 31, 2002. The effective income tax rate for the first half of fiscal 2003 was 38% versus 35% in the prior year comparable period. During the second quarter of fiscal year 2003, the Company revised its estimated effective tax rate from 40% to 38% for the total fiscal year 2003. Accordingly, the effective tax rate in the second quarter of fiscal year 2003 was 32%.

Financial Condition

The Company's cash and short-term investments totaled $29.3 million at March 31, 2003 compared to $36.1 million at September 30, 2002. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo's long-term debt at March 31, 2003 totaled $18.8 million, which consisted of $15.0 million in mortgage payable, $3.0 million in term loan payable, and $733 thousand in capital lease financing. Additionally, the Company has a $6.0 million credit facility with a bank that expires on March 31, 2004. As of March 31, 2003, there were no outstanding borrowings under this credit facility.

Net cash used for operating activities was $452 thousand for the first half of fiscal 2003 compared to cash generated from operations of $2.1 million for the same period in fiscal 2002. Cash used for operating activities in the first half of fiscal 2003 resulted primarily from, among other things, the net loss and increases in accounts receivable, offset by depreciation and amortization. Net cash used for investing activities was $14.1 million due primarily to the Thompson acquisition of $12.1 million and fixed asset additions of $1.6 million (including $904 thousand related to the Company's new facility in Troy, New York). Net cash from financing activities was $8.4 million primarily due to mortgage proceeds of $4.6 million, term loan proceeds of $3.0 and proceeds from the exercise of stock options of $1.0 million.

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10.0 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. The repurchase program will be funded using the Company's working capital. The Company purchased 7,855 shares under this program during the first half of fiscal year 2003. Under this repurchase program, the Company has purchased a total of 257,857 shares totaling approximately $1.5 million to date.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet the Company's operating and capital requirements, including any remaining purchase price payments for the acquisition of Thompson, for the next twelve months. Factors that could adversely affect the Company's financial condition include a decrease in revenues, higher than anticipated costs associated with the new facility in Troy, New York, the stock repurchase program, and failure to achieve anticipated cost savings.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this statement does not have a material impact on the Company's financial statements. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Subject to certain limitations, the Company provides indemnification to its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes upon the intellectual property right of a third party. To date, the Company has not paid any amounts to customers pursuant to these indemnification provisions.

In December 2002, the FASB issued FAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure - an amendment of FAS 123". This Statement amends FAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company has adopted FAS No. 148 effective January 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

Outlook: Issues and Risks

In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 21% of the Company's net revenues in the second quarter and 19% during the first half of fiscal year 2003. Significant further reductions in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

Effects of economic slowdown. The stock market decline and broad economic slowdown have affected the demand for software products and related services, lengthened sales cycles and decreased technology spending for many of the Company's customers and potential customers. These events adversely impacted the Company's revenues since 2001, particularly in the United States, and could have a material effect on the Company in the future, including without limitation, on the Company's future revenues and earnings.

Risks associated with cost reduction measures. During the second quarter of fiscal year 2003, the Company restructured its operations, including decreasing headcount on its base business, excluding Thompson, by approximately thirty-six employees. During restructuring operations in fiscal year 2002, the Company had decreased headcount by approximately ninety employees. The restructuring and reductions in force could have an adverse impact on the Company's business, including its ability to attract and retain customers or employees, and the timing of release of new products and services. The Company cannot provide any assurance that restructuring will achieve the desired financial benefits, nor can the Company provide any assurance that the reduction in headcount will not have an adverse impact on its business or future operating results.

Risks associated with the reorganization of sales, marketing and engineering activities. During fiscal year 2002, the Company reorganized its sales, marketing, and certain engineering functions into business units and reorganized its remaining engineering activities for the purpose of increased operational efficiency. Such reorganization and restructuring could have an adverse impact on the Company's business and its ability to retain its employees. The Company cannot provide any assurance that reorganizing will achieve the desired financial benefits, nor can the Company provide any assurance that the changes will not have an adverse impact on its business or future operating results.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company began to increasingly focus on its Predictive Analytics and LBS businesses and introduced a number of new or substantially updated releases of products, including Routing J Server, TargetPro® , miAware™ , MapInfo Professional® for Microsoft® SQL Server™ and MapInfo Discovery™ . The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

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

Risks associated with international operations. Revenues outside the United States represented approximately 56% of total Company revenues in the second quarter of fiscal 2003 and approximately 58% of total Company revenues in the first half of fiscal 2003. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 41% of the Company's revenues in the second quarter of fiscal 2003, and approximately 40% of the Company's revenues in the first half of fiscal 2003 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Risks associated with distribution channels. The Company primarily markets and distributes its products in North America, Europe and Australia through the Company's telesales, outside sales force and through third-party resellers. In the rest of the Asia-Pacific region, the Company's products are marketed and distributed through exclusive and non-exclusive distribution relationships. While the Company has contractual agreements with such resellers and distributors, these entities are not employees of the Company and the Company, accordingly, cannot control their continued performance. There can be no assurance that the Company will be able to retain its current resellers and distributors, that the resellers and distributors will perform to the Company's expectations, or that the Company will be able to expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

Variability of quarterly operating results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses or increase revenues at a level sufficient to offset increases in expenses, the level of technology spending, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts; substantially all of its product revenues in each quarter result from software and data licenses issued in that quarter. Accordingly, the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Also, the Company could experience reduced revenues from telecommunications and Internet companies as a result of decreased spending in those industries.

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

Risks associated with acquisitions and investments. The Company has made a number of acquisitions and investments, including its acquisition of Thompson in January 2003, and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions, including the Thompson acquisition, involve numerous risks, including, among other things, possible decreases in capital resources or dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns, a limited ability to predict future operating results of an acquired business and the potential loss of key employees and customers of the acquired company. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that Thompson or any other acquisition will be successfully integrated into the Company's operations or will have the intended financial or strategic results.

Risks associated with expansion of facilities. In October 2002, the Company completed the construction of a 150,000 square foot facility in Troy, New York. The Company also occupies a 60,000 square foot facility, adjacent to the newly constructed facility, which is currently leased through 2006. The 60,000 square foot facility principally houses the Company's U.S.-based research and development organization. The 150,000 square foot facility was occupied in October 2002 and houses the Company's corporate offices and the U.S. sales, marketing and administrative organizations. Approximately 30-35% of the newly constructed office space is vacant, and the Company is seeking to sublease this vacant space. The Company is also examining its options concerning the consolidation of office space in Troy, New York. There can be no assurance the Company will grow at a rate sufficient to fully utilize the Troy office space or will be able to sublease excess office space.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved second quarter and first half of fiscal 2003 revenue growth by approximately $1.2 million or 5 percentage points and $1.8 million or 4 percentage points, respectively. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $23.2 million (which approximates the average amount invested in these securities during the first half of fiscal year 2003) each 1-percentage point decrease in the applicable interest rate would result in a $232 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003, the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. Under SFAS No. 133, this contract will not require "special" or "hedge" accounting. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that MapInfo will pay at 6.82%. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company records the payments or receipts on the agreement as adjustments to interest expense.

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

MapInfo Corporation
Part II. Other Information

Item 1. Legal Proceedings

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company, seeking a total of $11.0 million dollars in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon the Company's motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its pleadings on the remaining counterclaims SRC seeks a total of $9.0 million. However, in its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million, plus an unspecified amount of special damages. The Company is vigorously defending against all remaining counterclaims. The case is scheduled for court-ordered mediation in summer 2003.

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for a description of this legal proceeding.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 12, 2003, the following proposals were adopted by the vote specified below:

	For	Against	Withheld	Abstentions
Election of Directors:
Mark P. Cattini	11,135,018		2,475,303
John C. Cavalier	11,157,016		2,453,305
George C. McNamee	12,562,431		1,047,890
Robert P. Schechter	12,898,272		712,049
Joni Kahn	12,562,347		1,047,974
Quinn H. Tran	12,564,013		1,046,308

Approval of the Company's 2002 Stock Incentive Plan	5,442,655	4,220,033		128,516
The Company's 2002 Stock Incentive Plan will replace the 1993 Stock Incentive Plan, which expires on November 23, 2003.

Amendment to the 1993 Employee Stock Purchase Plan	9,063,957	669,368		57,879
The shares authorized under the 1993 Employee Stock Purchase Plan were increased from 1,312,500 to 1,712,500 shares.

Ratification of PricewaterhouseCoopers LLP	12,759,971	813,930		36,420
The stockholders ratified the selection of Pricewaterhouse Coopers as the Company's Independent Public Accountants for the current fiscal year.

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

On January 6, 2003, MapInfo filed a report on Form 8-K under Item 5 reporting its acquisition of substantially all of the assets of Thompson Site Selection Research, Inc. and announcing its preliminary financial results for the quarter ended December 31, 2002.

On April 24, 2003, MapInfo furnished a current report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: May 14, 2003	By: /s/ K.Wayne McDougall
K. Wayne McDougall Vice President, Interim Chief Financial Officer and Controller (principal financial and accounting officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Mark P. Cattini, President and Chief Executive Officer of MapInfo Corporation certify that:

1)	I have reviewed this Quarterly Report on Form 10-Q of MapInfo Corporation (the "Registrant");

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

Dated: May 14, 2003		/s/ Mark P. Cattini
President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, K. Wayne McDougall, Vice President, Interim Chief Financial Officer and Controller of MapInfo Corporation certify that:

1)	I have reviewed this Quarterly Report on Form 10-Q of MapInfo Corporation (the "Registrant");

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

Dated: May 14, 2003		/s/ K. Wayne McDougall
Vice President, Interim Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit
Number	Description of Exhibit
10.1	Employment Agreement dated March 10, 2003 by and between the Registrant and K. Wayne McDougall.

10.2	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of September 4, 2002 by and between the Registrant and K.Wayne McDougall.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350.