Form 10-Q
period 2003-06-30
MAPINFO CORP
filed 2003-08-14
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 5, 2003 was 15,380,644.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2003

INDEX
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three and nine months ended June 30, 2003 and 2002	1

	Balance Sheets
	as of June 30, 2003 and September 30, 2002	2

	Cash Flows Statements
	for the nine months ended June 30, 2003 and 2002	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	28

ITEM 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 6.	Exhibits and Reports on Form 8-K	30

Signatures		31

Exhibit Index		32

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Net revenues:
Products	$ 21,659	$ 20,173	$ 62,259	$ 61,852
Services	6,605	2,544	13,970	7,135

Total net revenues	28,264	22,717	76,229	68,987

Cost of revenues:
Products	4,662	3,893	12,929	11,964
Services	4,071	2,184	9,760	6,600

Total cost of revenues	8,733	6,077	22,689	18,564

Gross profit	19,531	16,640	53,540	50,423

Operating expenses:
Research and development	5,243	4,937	15,320	15,188
Selling and marketing	10,080	9,723	30,406	29,521
General and administrative	3,512	3,135	11,789	10,024

Total operating expenses	18,835	17,795	57,515	54,733

Operating income (loss)	696	(1,155)	(3,975)	(4,310)
Other income - net	78	(76)	505	102

Income (loss) before provision for income taxes	774	(1,231)	(3,470)	(4,208)
Provision for (benefit from) income taxes	294	(725)	(1,319)	(1,767)

Net income (loss)	$ 480	$ (506)	$ (2,151)	$ (2,441)

Earnings (loss) per share:
Basic	$ 0.03	$ (0.03)	$ (0.14)	$ (0.16)
Diluted	$ 0.03	$ (0.03)	$ (0.14)	$ (0.16)

Weighted average shares outstanding:
Basic	15,382	15,137	15,256	15,026
Diluted	15,551	15,137	15,256	15,026

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	June 30,	September 30,
	2003	2002

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 15,975	$ 19,496
Short-term investments, at amortized cost	16,257	16,633

Total cash and short-term investments	32,232	36,129
Accounts receivable, less allowance of $2,276 and $2,489
at June 30, 2003 and September 30, 2002, respectively	22,452	18,923
Inventories	304	494
Income taxes receivable	242	225
Deferred income taxes	1,170	1,104
Other current assets	2,978	2,912

Total current assets	59,378	59,787
Property and equipment - net	26,847	25,952
Product development costs - net	196	364
Deferred income taxes	14,054	13,268
Goodwill - net	21,341	12,104
Other intangible assets - net	3,845	1,585
Investments and other assets	3,956	3,618

Total assets	$ 129,617	$ 116,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,412	$ -
Accounts payable	3,511	3,996
Accrued liabilities	17,700	14,448
Deferred revenue	12,722	9,877

Total current liabilities	35,345	28,321
Long-term debt	17,220	10,500
Deferred revenue, long term	178	450
Other long-term liabilities	999	316

Total liabilities	53,742	39,587

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	31	30
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	52,211	51,653
Retained earnings	24,659	26,810
Accumulated other comprehensive loss	(769)	(922)

	76,132	77,571
Less treasury stock, at cost	257	480

Total stockholders' equity	75,875	77,091

Total liabilities and stockholders' equity	$ 129,617	$ 116,678

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Nine months
	Ended June 30,

	2003	2002

Cash flows from (used for) operating activities
Net loss	$ (2,151)	$ (2,441)
Depreciation and amortization	5,052	5,500
Disposal of fixed assets	-	205
Allowance for accounts receivable	(92)	76
Tax benefit from option exercises	25	255
Minority interest in income of investments	(133)	(102)
Provision for write-down of minority investments	-	459
Provision for deferred income taxes	(733)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	324	5,780
Inventories	142	(162)
Other current assets	129	(354)
Accounts payable and accrued liabilities	(28)	(1,655)
Deferred revenue	1,192	58
Income taxes	(416)	(2,819)

Net cash from operating activities	3,311	4,800

Cash flows from (used for) investing activities
Additions to property and equipment	(2,663)	(10,382)
Capitalized product development costs	(64)	(81)
Acquisition of business and technology	(12,163)	-
Short-term investments, net	376	11,498
Long-term investments	(462)	2,376

Net cash from (used for) investing activities	(14,976)	3,411

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(249)	-
Proceeds from mortgage payable	4,575	8,000
Proceeds from term loan	3,000	-
Repurchase of common stock for treasury	(268)	-
Proceeds from exercise of stock options and ESPP purchases	1,024	1,608

Net cash from financing activities	8,082	9,608

Effect of exchange rates on cash and cash equivalents	62	(131)

Net change in cash and equivalents	(3,521)	17,688
Cash and equivalents, beginning of period	19,496	6,148

Cash and equivalents, end of period	$ 15,975	$ 23,836

The Company acquired furniture and fixtures of $733 thousand and $-0- in the nine months ended June 30, 2003 and 2002, respectively, under capital lease obligations.

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

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 2003 and 2002.

	Three months Ended June 30,		Nine months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)

Net income (loss)	$ 480	$ (506)	$ (2,151)	$ (2,441)

Weighted average shares for basic EPS	15,382	15,137	15,256	15,026
Effect of dilutive stock options	169	-	-	-

Weighted average shares and assumed exercise of stock options for diluted EPS
	15,551	15,137	15,256	15,026

Basic EPS	$ 0.03	$ (0.03)	$ (0.14)	$ (0.16)
Diluted EPS	$ 0.03	$ (0.03)	$ (0.14)	$ (0.16)

The impact of stock options for the nine months ended June 30, 2003 and for the three and nine months ended June 30, 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of stock options had not been anti-dilutive, the effect of dilutive stock options would have been 77 thousand shares for the nine months ended June 30, 2003, and 323 thousand shares and 379 thousand shares for the three and nine months ended June 30, 2002, respectively. Outstanding stock options, with an exercise price equal to or greater than the average market price of the Company's common stock for the three and nine months ended June 30, 2003 and June 30, 2002 were 1,681 thousand shares, 2,054 thousand shares, 827 thousand shares and 826 thousand shares, respectively.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

3.  Comprehensive Income

Comprehensive income (loss) was as follows:

	Three months Ended June 30,		Nine months Ended June 30,

	2003	2002	2003	2002

	(In thousands)

Net income (loss)	$ 480	$ (506)	$ (2,151)	$ (2,441)
Derivative valuation adjustment	(1,117)	-	(1,117)	-
Change in accumulated translation adjustments	1,019	1,151	1,270	934

Total comprehensive income (loss)	$ 382	$ 645	$ (1,998)	$ (1,507)

4.  Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that the Company will pay at 6.82%. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133.

For the quarter ended June 30, 2003, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $1.1 million. The current portion of $118 thousand is recorded on the balance sheet in the caption Accrued liabilities and the long-term portion of $999 thousand is in the caption Other long-term liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized $123 thousand and $200 thousand in interest expense related to the swap for the three and nine months ended June 30, 2003, respectively.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services.

The Company conducts business globally and is managed geographically. In addition, the Company has organized its sales, marketing and certain engineering activities in three Strategic Business Units, discussed below. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific, as well as by business unit: location-based intelligence ("LBI"), predictive analytics, and location-based services ("LBS").

Geographic Segments

Summarized financial information by geographic segment for the three and nine months ended June 30, 2003 and 2002, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net revenues:	(in thousands)		(in thousands)
Americas	$ 16,412	$ 11,791	$ 41,654	$ 37,346
EAME	7,754	7,298	24,385	22,343
Asia-Pacific	4,098	3,628	10,190	9,298

Total net revenues	$ 28,264	$ 22,717	$ 76,229	$ 68,987

Operating income (loss):
Americas	$ 3,366	$ 1,960	$ 5,500	$ 6,821
EAME	1,881	1,440	6,300	5,326
Asia-Pacific	1,894	1,559	4,243	2,763
Corporate adjustments:
R&D	(3,579)	(3,480)	(10,652)	(10,850)
Marketing	(1,793)	(1,852)	(5,371)	(5,600)
G&A	(1,073)	(782)	(3,995)	(2,770)

Total operating income (loss)	$ 696	$ (1,155)	$ (3,975)	$ (4,310)

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

The Company's financial reporting systems present various data for management reporting purposes, including SBU-specific internal profit and loss statements, on a basis not consistent with accounting principles generally accepted in the United States of America. This information relating to the SBUs was not available prior to April 1, 2002. Assets are not presently allocated to SBUs for internal financial reporting.

The accounting methodology for each income statement category is noted below:

Net Revenues - Net Revenues are recorded based on sales to SBU-defined customers with the following exception: Predictive Analytics revenues are only recorded in the Americas; Predictive Analytics revenues in EAME and Asia-Pacific are recorded as LBI revenues.

Cost of Revenues - Cost of Revenues are allocated to the SBUs based on the product and services revenues generated by each SBU.

Research and Development (R&D) - R&D resources that are engaged in projects directly related to and managed by SBU management are recorded within the SBU. R&D costs not directly related to and managed by SBU management are allocated to the SBUs based on the SBU's core product revenue relative to total company core product revenue.

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

As discussed above, segment information relating to the SBUs was not available prior to April 1, 2002. In addition, prior to October 1, 2002 the Company did not measure operating income by SBU. Therefore, only revenue information by SBU is available for the three months ended June 30, 2002. Summarized financial information by SBU operating segment for the three and nine months ended June 30, 2003 and SBU revenue for the three months ended June 30, 2002, as taken from the internal management accounting system discussed above, is as follows:

		Three Months Ended June 30,		Nine Months Ended June 30,

		2003	2002	2003	2002

Revenue:		(in thousands)		(in thousands)
LBI		$ 20,368	$ 19,776	$ 59,127	N/A
Predictive Analytics		7,314	2,650	16,092	N/A
LBS		582	291	1,010	N/A

	Total revenue	$ 28,264	$ 22,717	$ 76,229	N/A

Operating income (loss):
LBI		$ 1,645	N/A	$ 2,118	N/A
Predictive Analytics		(89)	N/A	(2,295)	N/A
LBS		(860)	N/A	(3,798)	N/A

	Total operating income (loss)	$ 696	N/A	$ (3,975)	N/A

6.  Commitments and Contingencies

The Company has entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. This financing arrangement is a ten-year term loan with principal and interest, at a rate of LIBOR plus 2.25%, payable monthly. The total amount borrowed under the term loan agreement was $15.1 million and as of June 30, 2003, the outstanding balance was $14.9 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Commitments and Contingencies (continued)

In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-two equal installments along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of June 30, 2003 was $2.9 million.

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

7.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2002. As a result of these annual tests, there was no indication of impairment.

The June 30, 2003 goodwill balance and purchased intangible assets balance reflect increases from September 30, 2002, primarily due to the acquisition of Thompson.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

The components of purchased intangible assets are as follows (in thousands):

		Accumulated		Amortization
June 30, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,531	$ 1,089	3 years
Customer intangibles	4,250	2,232	2,018	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	163	183	3-5 years

Total	$ 7,771	$ 3,926	$ 3,845

		Accumulated		Amortization
September 30, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,350	$ 105	3 years
Customer intangibles	3,145	1,733	1,412	5-7 years
Other	161	93	68	3 years

Total	$ 4,761	$ 3,176	$ 1,585

Amortization of purchased intangible assets for the three-month periods ended June 30, 2003 and 2002 was $260 thousand and $189 thousand, respectively. Amortization of purchased intangible assets for the nine months ended June 30, 2003 and 2002 was $750 thousand and $749 thousand, respectively.

The estimated annual amortization expense of purchased intangible assets for fiscal year 2003 and beyond is as follows (in thousands):

Fiscal year	Amount

2003	$ 1,127
2004	1,122
2005	656
2006	433
2007	387

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Stock Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended September 30, 2002. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, in its discussion of stock-based employee compensation. The alternative transition options made available by the standard are not being implemented.

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002

	(In thousands, expect per share data)
Net income (loss), as reported	$ 480	$ (506)	$ (2,151)	$ (2,441)
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(736)	(497)	(2,243)	(2,388)

Pro forma net loss	$ (256)	$ (1,003)	$ (4,394)	$ (4,829)

Earnings (loss) per share:
Basic and diluted, as reported	$ 0.03	$ (0.03)	$ (0.14)	$ (0.16)
Basic and diluted, pro forma	(0.02)	(0.07)	(0.29)	(0.32)

9.  Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning October 1, 2003. The Company is currently assessing the financial impact of SFAS No. 150 on its financial statements.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

9.  Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation issues already effective for fiscal quarters that began prior to June 15, 2003. For these latter issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. Certain provisions of SFAS No. 149, that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently assessing the financial impact of SFAS No. 149 on its financial statements.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

9.  Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN 45 incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement does not have a material impact on the Company's financial statements. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the liability for these agreements as of June 30, 2003 is not material.

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred, while under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on its financial statements.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

10.  Acquisition

On January 6, 2003 the Company acquired substantially all of the assets and assumed certain liabilities of Thompson Site Selection Research, Inc. ("Thompson"), a privately held company headquartered in Ann Arbor, Michigan. Thompson is a provider of location-based analytical services and business intelligence software for the retail, restaurant and real estate verticals. The Company expects the acquisition to strengthen its presence in these verticals. The purchase price was $13.5 million, including acquisition-related costs. In addition, the Company may pay up to $6.0 million in contingent consideration to Thompson based on Thompson's profitability over the two years following the acquisition. The purchase was financed with $9.9 million in cash on hand, $3.0 million in borrowings under the Company's bank credit facility, and $556 thousand in cash on hand, paid in April 2003 as a result of the closing balance sheet working capital adjustment. The total of Thompson's net assets acquired by the Company was $2.6 million. Goodwill recorded as a result of the acquisition totaled $7.9 million. Intangibles assets acquired, other than goodwill, totaled $3.0 million. Of the $3.0 million of acquired intangible assets, $555 thousand was assigned to registered trademarks that are not subject to amortization. The remaining $2.4 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up the $2.4 million include: technology intangibles of $1.2 million (6-year weighted average useful life), customer intangibles of $1.1 million (7-year weighted average useful life), and other assets of $185 thousand (3-year weighted average useful life). The acquisition is being accounted for as a purchase, and, accordingly, the Company has included the results of operations in the financial statements effective January 6, 2003. Ninety-three employees of Thompson became employees of MapInfo upon the acquisition.

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

In support of its profitability objectives, the Company reduced operating costs during the second quarter of fiscal year 2003. A total of $4.8 million in annualized operating cost savings were realized during the quarter on the Company's base business, excluding Thompson. As a result of these reductions, actual total company headcount, excluding 93 employees that were added as a result of the Thompson acquisition (discussed above) was 631 at June 30, 2003 compared to 681 at September 30, 2002.

Forward-Looking Statements

This Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company's future results that are based on current expectations, estimates, forecasts, and projections about the industries in which MapInfo operates and the beliefs and assumptions of the Company's management. In this Form 10-Q, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements: as to the sufficiency of funds to meet operating requirements for the next 12 months; as to the Company's expansion of facilities in Troy, New York and the projected vacancy rate of those facilities; as to the impact of the Company's operating-cost reduction measures; as to the intended use of the common stock repurchased under the common stock repurchase program; as to the potential impact of certain accounting pronouncements on the Company's future financial reports and results; and as to the impact of the Thompson acquisition. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Outlook: Issues and Risks". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

  The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". In accordance with SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. In general, revenue related to postcontract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. Revenue from customer training, consulting and other services is recognized upon completion of the service performed.

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

Net Revenues

For the third quarter of fiscal 2003, revenues increased 24%, or $5.5 million, to $28.3 million from $22.7 million in the same period a year ago. The January 6, 2003 acquisition of Thompson accounted for $4.7 million of the revenue increase during the third quarter. Approximately $4.1 million of the $5.5 million increase was attributable to increased revenues from services, primarily due to Thompson, which added $3.9 million in services revenue in the third quarter. Data revenues increased by $2.0 million, or 23%, while software revenues decreased $534 thousand, or 5%, compared to the third quarter of the prior year. On a geographic basis, revenues in the Americas increased $4.6 million, or 39%, compared to the same period a year ago, inclusive of Thompson revenue of $4.7 million. Europe revenues increased $456 thousand, or 6%, and revenues in Asia-Pacific increased $470 thousand, or 13%, when compared to the same period a year ago. The strengthening of foreign currencies against the U.S. dollar added $1.2 million to third quarter 2003 revenue compared to the prevailing exchange rates in the comparable period from the prior year. On a strategic business unit ("SBU") basis, third quarter revenue attributed to the Location Based Intelligence ("LBI") business unit was $20.4 million compared to $19.8 million one year ago, revenue attributed to the Predictive Analytics business unit, inclusive of Thompson, was $7.3 million, an increase of $4.7 million versus a year ago, and revenue attributed to the Location Based Services ("LBS") business unit was $582 thousand compared to $291 thousand in the third quarter of the prior year. Approximately $4.7 million of the revenues attributed to the Predictive Analytics segment were due to the acquisition of Thompson.

For the first nine months of fiscal 2003, revenues increased 11%, or $7.2 million, to $76.2 million compared to $69.0 million in the prior year. The acquisition of Thompson in January 2003 resulted in revenue of $8.0 million through June 30, 2003. In the Americas, revenue for the first nine months of fiscal 2003 increased $4.3 million or 12% compared to the prior year. The increase was mainly attributable to Thompson, which was offset by a revenue decrease due to reduced spending from telecommunication companies in the Americas. Revenues in Europe and Asia Pacific increased 9% and 10%, respectively. The strengthening of foreign currencies against the U.S. dollar added $3.1 million to revenue for the first nine months of fiscal 2003 compared to the prevailing exchange rates in the prior year comparable period. On a SBU basis, revenue attributed to the LBI SBU was $59.1 million, revenue attributed to the Predictive Analytics SBU, inclusive of Thompson, was $16.1 million and revenue attributed to the LBS SBU was $1.0 million for the first nine months of fiscal year 2003. The Company has experienced a slower rate of adoption of its LBS technology than previously anticipated due to delays in customer implementations.

Cost of Revenues, Operating Expenses and Income Taxes

Cost of revenues as a percentage of revenues increased to 30.9% in the third quarter of 2003 from 26.7% in the same period a year ago. As a result, the gross profit margin decreased to 69.1% from 73.3%. For the first nine months of fiscal 2003, cost of revenues increased to 29.8% of revenues from 26.9% in the prior year. As a result, the gross profit margin decreased to 70.2% from 73.1% a year ago. The lower margins are primarily attributable to increased services revenue, due to the Thompson acquisition. In general, services generate a lower gross profit margin than do products.

Research and development (R&D) expenses increased 6% to $5.2 million in the third quarter of fiscal 2003 from $4.9 million in the prior year period. For the first nine months of fiscal 2003, R&D expenses increased 1% to $15.3 million from $15.2 million in fiscal year 2002. Thompson's R&D expenses were $266 thousand in the quarter and $516 thousand year-to-date. The increase in the third quarter R&D expenses was due to Thompson. For the first nine months of 2003, offsetting the increase due to Thompson, the decrease in R&D expenses was primarily the result of headcount reductions beginning in the third quarter of the prior fiscal year. At June 30, 2003, R&D headcount was 195, inclusive of nine Thompson employees, compared to 191 at the end of the third quarter in the prior year. As a percentage of revenues, R&D expenses decreased to 18.6% in the third quarter of fiscal 2003 compared to 21.7% in the prior year comparable period. R&D expenses were 20.1% of revenues in the first nine months of fiscal 2003 compared to 22.0% in 2002.

Selling and marketing expenses increased 4% in the third quarter of fiscal year 2003 to $10.1 million from $9.7 million in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, selling and marketing expenses increased 3% to $30.4 million from $29.5 million in fiscal year 2002. Thompson's selling and marketing expenses were $840 thousand for the third quarter and $1.7 million year-to-date. For the third quarter of fiscal year 2003, the increase in selling and marketing expenses was due primarily to the acquisition of Thompson, offset by headcount reductions and reduced spending. For the first nine months of fiscal year 2003, the increase in selling and marketing expenses was due primarily to the acquisition of Thompson, offset by headcount reductions, and to cost savings in Japan where the Company closed its sales office during the second quarter of the prior fiscal year. At June 30, 2003, selling and marketing headcount was 252, inclusive of 18 Thompson employees, compared to 249 at the end of the third quarter in the prior year. As a percentage of revenues, selling and marketing expenses in the third quarter decreased to 35.7% from 42.8% a year ago. Selling and marketing expenses were 39.9% of revenues in the first nine months of fiscal 2003 compared to 42.8% in 2002.

General and administrative (G&A) expenses increased by 12% to $3.5 million in the third quarter of fiscal 2003 from $3.1 million in 2002. For the first nine months of fiscal 2003 G&A expenses increased 18% to $11.8 million from $10.0 million in fiscal year 2002. Thompson's G&A expenses were $181 thousand for the third quarter and $444 thousand in the first nine months of fiscal year 2003. The increase in G&A costs in the third quarter of fiscal year 2003 was due to Thompson and increased professional fees. For the first nine months of fiscal year 2003, the increase in G&A expenses was mainly attributable to severance and restructuring costs of $991 thousand and Thompson. At June 30, 2003, G&A headcount was 110, inclusive of four Thompson employees, compared to 120 at the end of the third quarter in the prior year. As a percentage of revenues, G&A expenses in the third quarter decreased to 12.4% from 13.8% in the prior year comparable period. G&A expenses were 15.5% of revenues in the first nine months of fiscal 2003 compared to 14.5% in 2002.

During the first nine months of fiscal year 2003, the Company reduced operating costs on its base business, excluding Thompson. The Company recorded severance and restructuring costs of approximately $2.1 million during this period. Of the $2.1 million in severance and restructuring costs, $264 thousand related to R&D, $700 thousand related to sales and marketing, $991 thousand related to G&A and $120 thousand related to services. This resulted in the reduction of forty-eight regular employees, primarily in North America. As a result of these reductions and attrition, actual total company headcount, excluding Thompson headcount of 93, was 631 at June 30, 2003 compared to 681 at September 30, 2002.

Other income in the third quarter of fiscal 2003 of $78 thousand was $154 thousand higher than the third quarter of the prior year. Other income for the first nine months of fiscal year 2003 of $505 thousand was $403 thousand higher than the prior year. The prior year included an increase to the investment reserves of $125 thousand and $460 thousand for the third quarter and year-to-date, respectively, versus zero in the third quarter and year-to-date for the current year.

The effective income tax rate for the quarter ended June 30, 2003 was 38% compared to 59% in the quarter ended June 30, 2002. The prior year's third quarter tax rate reflects an adjustment to achieve an overall year-to-date rate of 42%. The effective income tax rate for the first nine months of fiscal 2003 was 38% versus 42% in the prior year comparable period.

Financial Condition

The Company's cash and short-term investments totaled $32.2 million at June 30, 2003 compared to $36.1 million at September 30, 2002. The Company's investment portfolio consisted primarily of short-term, investment grade marketable securities.

MapInfo's long-term debt at June 30, 2003 totaled $18.6 million, which consisted of $14.9 million in mortgage payable, $2.9 million in term loan payable, and $786 thousand in capital lease financing. Additionally, the Company has a $6.0 million credit facility with a bank that expires on March 31, 2004. As of June 30, 2003, there were no outstanding borrowings under this credit facility.

Net cash from operating activities was $3.3 million for the first nine months of fiscal 2003 compared to $4.8 million for the same period in fiscal 2002. Cash from operating activities in the first nine months of fiscal 2003 resulted primarily from, among other things, depreciation and amortization and increases in deferred revenue, offset by the net loss and the provision for deferred income taxes. Net cash used for investing activities was $15.0 million due primarily to the Thompson acquisition of $12.2 million and fixed asset additions of $2.7 million (including $914 thousand related to the Company's new facility in Troy, New York). Net cash from financing activities was $8.1 million primarily due to mortgage proceeds of $4.6 million, term loan proceeds of $3.0 million and proceeds from the exercise of stock options of $1.0 million, offset by repayments of debt obligations of $249 thousand and treasury stock purchases of $268 thousand.

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10.0 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. The repurchase program will be funded using the Company's working capital. The Company purchased 47,055 shares under this program during the first nine months of fiscal year 2003. Under this repurchase program, the Company has purchased a total of 297,057 shares totaling approximately $1.8 million to date.

The balance of accounts receivable at June 30, 2003 was $22.5 million compared to $18.9 million at September 30, 2002. The increase is primarily due to the acquisition of Thompson. The allowance for doubtful accounts decreased from $2.5 million at September 30, 2002 to $2.3 million as of June 30, 2003. The decrease is due to the actual write-off of accounts receivable that had been previously included as part of the allowance provision.

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

New Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning October 1, 2003. The Company is currently assessing the financial impact of SFAS No. 150 on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation issues already effective for fiscal quarters that began prior to June 15, 2003. For these latter issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. Certain provisions of SFAS No. 149, that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently assessing the financial impact of SFAS No. 149 on its financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN 45 incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement does not have a material impact on the Company's financial statements. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the liability for these agreements as of June 30, 2003 is not material.

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred, while under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on its financial statements.

Outlook: Issues and Risks

In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating MapInfo's outlook and future.

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing consolidation of industry participants. As a result, the Company's operating results could become increasingly dependent on a smaller number of telecommunication customers. Also, recent declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 21% of the Company's net revenues in the third quarter and 20% during the first nine months of fiscal year 2003. Significant further reductions in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

Effects of economic slowdown. The stock market decline and broad economic slowdown have affected the demand for software products and related services, lengthened sales cycles and decreased technology spending for many of the Company's customers and potential customers. These events have adversely impacted the Company's revenues since 2001, particularly in the United States, and could have a material effect on the Company in the future, including without limitation, on the Company's future revenues and earnings.

Risks associated with cost reduction measures. During the nine months ended June 30, 2003, the Company restructured its operations, including decreasing headcount on its base business, excluding Thompson, by approximately forty-eight employees. During restructuring operations in fiscal year 2002, the Company had decreased headcount by approximately ninety employees. The restructuring and reductions in force could have an adverse impact on the Company's business, including its ability to attract and retain customers or employees, and the timing of release of new products and services. The Company cannot provide any assurance that restructuring will achieve the desired financial benefits, nor can the Company provide any assurance that the reduction in headcount will not have an adverse impact on its business or future operating results.

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

Risks associated with international operations. Revenues outside the United States represented approximately 50% of total Company revenues in the third quarter of fiscal 2003 and approximately 55% of total Company revenues in the first nine months of fiscal 2003. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 36% of the Company's revenues in the third quarter of fiscal 2003, and approximately 39% of the Company's revenues in the first nine months of fiscal 2003, were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved third quarter and the first nine months of fiscal 2003 revenue growth by approximately $1.2 million or 5 percentage points and $3.1 million or 4 percentage points, respectively. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $22.0 million (which approximates the average amount invested in these securities during the first nine months of fiscal year 2003), each 1-percentage point decrease in the applicable interest rate would result in a $220 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that the Company will pay at 6.82%. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133.

For the quarter ended June 30, 2003, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $1.1 million. The current portion of $118 thousand is recorded on the balance sheet in the caption Accrued liabilities and the long-term portion of $999 thousand is in the caption Other long-term liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized $123 thousand and $200 thousand in interest expense related to the swap for the three and nine months ended June 30, 2003, respectively.

Item 4.     Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MAPINFO CORPORATION

Date: August 14, 2003	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit
10.1	Employment Agreement dated May 30, 2003 by and between the Registrant and K. Wayne McDougall.

10.2	Amendment to Employment Agreement dated of May 1, 2003 by and between the Registrant and Gavin Lennox.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).