Form 10-K
period 2003-09-30
MAPINFO CORP
filed 2003-12-11
CIK 916238

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Yes X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes_____     No X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45,985,650 based on the closing price of the Common Stock on the Nasdaq National Market on March 31, 2003.

The number of shares outstanding of the registrant's common stock, $.002 par value per share as of November 17, 2003 was 15,644,639.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders	III

This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company's future results that are based on current expectations, estimates, forecasts, and projections about the industries in which MapInfo operates and the beliefs and assumptions of the Company's management. In this Annual Report on Form 10-K, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements: as to the Company's plans for its business, the sufficiency of funds to meet operating requirements for the next 12 months; the Company's expansion of facilities in Troy, New York and the projected vacancy rate of those facilities; the impact of the Company's operating-cost reduction measures; the intended use of the common stock repurchased under the common stock repurchase program; the potential impact of accounting policies and pronouncements on the Company's future financial reports and results; the ability of the Company to maintain and renew its credit facility and the impact of the Thompson acquisition. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Outlook: Issues and Risks". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.     BUSINESS

GENERAL

MapInfo Corporation (the "Company", "MapInfo", or "we") is a global software company that integrates software, data and services to help customers realize greater value from location-based information and drive more insightful decisions. MapInfo understands that all organizations maintain information about the location of their own customers, stores or assets. Using even the most basic location-based information, such as addresses, area codes or postal codes, MapInfo's customers can use MapInfo solutions to analyze patterns, relationships and trends. Location-based analysis reveals intelligence that may not be easily recognized using traditional analysis methods. Better analysis leads to better intelligence ― a competitive advantage in today's challenging business environment.

Organizations in many industry sectors around the world use MapInfo technology and expertise. Companies in the private sector, including in the telecommunications, financial services, insurance, retail, restaurant and real estate markets, use the Company's products and services for marketing, customer service, risk analysis, sales territory alignment, site selection and routing. In the public sector, government agencies use MapInfo technology to improve public safety, crime analysis and emergency preparedness and response. Industry leaders Agilent Technologies, Cognos, Oracle and Siebel Systems integrate MapInfo's solutions with theirs to meet growing market demand for their own decision-support tools that leverage location-based information.

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

As part of the Company's growth strategy, management continually assesses potential acquisitions that would integrate into the Company's business model and expand the Company's presence in its target markets. As a result, in January 2003, MapInfo added critical mass to its predictive analytics business, and strengthened its presence in the United States retail, restaurant and real estate sectors with the acquisition of Thompson Associates, a leader in retail market analytics. The combined expertise of MapInfo and Thompson provides a suite of predictive site, market and customer profiling solutions designed to help retailers outperform their competition and maximize opportunities for profitable return on investment. Specifically, MapInfo's solutions enable retailers to improve their real estate strategies by identifying the unique factors that are the most significant drivers of their sales, thereby helping them to capitalize on profitable opportunities anywhere in the world. Experts in the retail industry, Thompson Associates' expertise in the retail industry and strong reputation in analytical research coupled with MapInfo's location-based solutions and worldwide data offers customers more comprehensive solutions that integrate software, data and modeling expertise.

MapInfo's corporate headquarters is in Troy, New York, and the Company is incorporated in the state of Delaware. The Company's Internet address is www.mapinfo.com. The contents of this website are not part of this annual report on Form 10-K, and the Company's internet address is included in this document as an inactive textural reference only. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports on the same day it files such material with, or furnishes it to, the Securities and Exchange Commission. Each such report is posted on the Company's website or available via a direct link to the Company's filings on the Securities and Exchange Commission EDGAR system.

STRATEGIC BUSINESS UNITS

From April 2002 through fiscal year 2003, MapInfo organized its sales and marketing and some engineering activities into three strategic business units designed to focus the Company's operating resources on specific customer needs:

Location Based Intelligence ("LBI"). The LBI business unit focused on solving complex problems in vertical industries such as communications, insurance, financial services and government to enable organizations to collaborate, visualize and share location-based information.

Predictive Analytics (formerly aCRM). This unit focused on helping the retail, real estate, banking and restaurant industries better understand their customers and markets by delivering customer targeting and demographic analyses, as well as market assessment and site selection solutions that integrate software, data and modeling expertise.

Location Based Services ("LBS"). With its enterprise location services platform, miAware™, MapInfo enabled the development of unique location application, which are critical to large enterprise customers needing to differentiate services to retain and attract customers as well as maximize their IT investment. MapInfo also enabled mobile applications with location-based services allowing wireless carriers to offer subscribers a broad range of services using location information.

Please refer to Note 15 of the Company's Consolidated Financial Statements for financial information regarding each of these segments.

For fiscal year 2004 and beyond, MapInfo is organized around vertical markets, where MapInfo can build on its domain expertise and where location is critical to helping customers achieve their strategic objectives. These vertical markets include, communications, public sector, retail, restaurant, real estate, financial services, and insurance. To ensure that the Company is directing its energies toward meeting customer needs at all times, management has established teams that bring together sales, marketing, services and product management. With this structure, the Company is now able to deepen long-standing customer partnerships and create new relationships, while enhancing its expertise in target markets and delivering focused solutions.

GEOGRAPHIC BUSINESS SEGMENT INFORMATION

In addition to the strategic business units, the Company conducts business globally and manages geographically. The Company's reportable geographic business segments are the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific. For further information regarding geographic business segments see Note 15 in the Notes to Consolidated Financial Statements below. For risks associated with conducting business internationally see "Risks associated with international operations" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

PRODUCTS AND SERVICES

MapInfo has an extensive offering portfolio that combines software applications, software development tools, data, services and vertical market offerings. The Company's engineering approach is founded on state-of-the-art coding, open standards and quality assurance standards, multiplatform Java™, .Net and Windows®, as well as Internet deployment and integration with leading database environments.

Net revenues:	2003	2002	2001

Products	$ 85,423	$ 83,211	$ 99,150
Services	20,832	9,387	10,884

Total net revenues	$ 106,255	$ 92,598	$ 110,034

Core Products

The ability to visualize data associated with customer location on interactive maps is at the core of MapInfo's offerings. The following core products may be used independently or may serve as the platform for vertical market offerings. The solutions and core products listed below are either owned by MapInfo or licensed by other companies for distribution by MapInfo.

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

- MapInfo® Discovery™

MapInfo Discovery is an enterprise-wide extension to MapInfo Professional that enables users to share interactive location analysis reports and maps for enhanced decision-making across the entire enterprise. MapInfo Discovery leverages the power of both MapInfo Professional and the Web, allowing power users to more efficiently share information across an organization. MapInfo Discovery is simple and powerful, making location-based information an everyday business tool viewed as a map via any Web browser.

- MapXtreme®

The Company's MapXtreme software is a mapping engine that enables companies to create applications to distribute critical location-based information to multiple departments as well as to partners and customers via the Internet or corporate intranets. MapInfo MapXtreme is available for Microsoft® Windows® and Java™ operating platforms.

- MapInfo MapX® and MapInfo MapX® Mobile

The MapInfo MapX ActiveX component enables developers to quickly and easily add mapping functionality to any application. Using standard languages, a streamlined object model, defaults and other wizards, MapInfo MapX software helps simplify application development. MapInfo MapX Mobile is a Windows™ -based software developer's tool for creating customized mapping application on Pocket PC devices. With MapInfo MapX Mobile software, developers can create custom-made applications that empower the mobile workforce with the ability to access, gather and analyze critical business information, resulting in increased productivity and enabling them to make faster, better-informed business decisions.

- SpatialWare®

SpatialWare data management software enables businesses to store, manage and manipulate location-based (or spatial) data within a relational database management system (RDBMS). MapInfo SpatialWare allows spatial data to be stored in the same place as traditional data, ensuring data accessibility, integrity, reliability and security.

MapInfo's geocoding and address matching products are marketed in the United States, Canada, the United Kingdom, Germany, the Netherlands, Italy, Sweden, Finland, France, Australia and Spain.

- MapMarker® and MapMarker® Plus

The MapMarker geocoding and address matching engine turns ordinary data records containing address information into geographic objects that can be displayed on a map quickly and accurately. It may be deployed in a desktop or server environment.

- MapMarker® J Server

The MapMarker J Server Java-based development tool deploys the geocoding engine in server-side applications where a Java API is required.

- MapMarker® DataBase Extenders

MapMarker technology may also be deployed from within a variety of popular databases using the MapInfo® Geocoding Cartridge for Oracle8i, the MapInfo® Geocoding Datablade for Informix and MapMarker ESP for Microsoft® SQL Server™.

MapInfo's Java™-based direction engine allows organizations to create customized applications for routing people, products and resources.

- MapInfo® Routing J Server

The MapInfo Routing J Server technology is a customizable Java-based direction and routing engine for improving drive time and routing efficiency. It can be used to generate point-to-point driving directions, calculating either the shortest or fastest route. Routing J Server is used in conjunction with MapXtreme and MapMarker J Server to display locations and routes on maps, as well as provide text-based driving directions.

The Company, in alliance with various data partners around the world, offers a wide selection of data, including streets, boundaries, demographic data and industry-specific data.

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

- Industry Data

MapInfo also offers industry-specific data sets. For example, in the telecommunications industry MapInfo provides the ExchangeInfo™ Plus product, comprehensive key communications infrastructure data that enables service providers to obtain complex, robust analyses of the US local telephone exchange system and the PSAP Pro® product that enables providers to plan for accurate and efficient routing of 911 calls to the appropriate U.S. Public Safety Answering Point. MapInfo also offers the RiskDataInfo™ product, a comprehensive data set of weather and natural hazards for the insurance industry. RiskDataInfo allows insurance carriers and reinsurers to consider comprehensive historical data on hail storms, hurricanes, earthquakes, tornados and wind storms, to make more informed decisions on risk exposure, allowing reduced costs and enhanced profitability.

Enterprise and Vertical Market Solutions

MapInfo offers software-based solutions that integrate with MapInfo data products and MapInfo's services to provide solutions that focus on solving specific customer problems and draw on the Company's technical core competencies.

-Enterprise

Large organizations with thousands of employees operating in multi-geographical locations with assets spread across the globe are faced with improving operations and leveraging existing infrastructure.

- Envinsa™

Envinsa™, a location-enabling platform that has evolved from our miAware™ platform for the mobile location-based services market. Envinsa represents a major step in helping enterprises better utilize and maximize location technology investments across their organizations, allowing government agencies and large business to optimize the value from location data and information.

-Vertical Solutions

MapInfo has created offerings that enhance and support homeland security programs, risk management and network management decisions for effective planning and informed decision-making.

- Critical Area Response Manager (CARM)

CARM is an enterprise-wide homeland security solution for first-responders. It assists emergency management professionals with rapid analysis and command and control operations around declared areas, by providing drill-down access to vital information on affected and at-risk critical infrastructure, response assets, populations and property. CARM is used to establish management areas and respond to real-time circumstances during prevention, preparedness, response and recovery activities.

- Insurance Decision Solution Suite (IDSS)

IDSS enables insurance companies to visualize risk across all lines of business. This helps the carrier to better manage risk, enhance policy analysis and operate more effectively. With IDSS, insurance companies can graphically assess and analyze information about underwriting, risk management and customer service. IDSS was developed specifically to help insurance companies utilize geographic and demographic data. Combined with MapInfo data sets, the functionalities in IDSS can help insurers make decisions and evaluate risk more readily. For example, using the RiskDataInfo product with the underwriting capability in IDSS, an underwriter can quickly evaluate the history of natural forces (hail, wind, hurricane, tornado, earthquake) on a given location.

- Coverage Decision Support Solution (CDSS)

CDSS enables wireless and wireline carriers to pinpoint and visualize customer addresses for improved service and decision-making. Specifically, this solution helps carriers to meet FCC mandates for Local Number Portability (LNP) and E911. Through a simple Web-based user interface, carriers can tag addresses, visualize the address on a map, and make important business decisions regarding the types of service level agreements to offer, which rate center a customer is in, or which Public Safety Answering Point (PSAP) a customer is nearest to. This location-based solution automates a process that typically requires the work of multiple staff. It improves overall efficiency and establishes consistency across an operator's entire network.

Meeting the needs of the retail, restaurant, real estate, financial services and media markets with comprehensive site selection and target marketing solutions, accurate and reliable demographic data and state-of-the-art modeling services.

- TargetPro®

TargetPro technology enables organizations to tightly link location analysis to customer data. By combining clients' proprietary customer data with MapInfo's powerful location intelligence capabilities, TargetPro allows organizations to gain a complete view of their customers for more targeted customer outreach and enhanced market analysis. It helps customers be significantly more exact with their target marketing efforts and defining their market potential. TargetPro also provides insight into the demographic and purchase behavior characteristics of any geographic area in Germany, the United Kingdom, the Netherlands and North America.

- MapInfo® AnySite®

MapInfo AnySite software enables retail, restaurant, real estate and financial services clients to enhance their store build-out decisions. The easy-to-use mapping and reporting capabilities allow companies to connect to, retrieve and report both MapInfo data and proprietary, customer databases in order to analyze trade area data more easily and accurately. MapInfo AnySite includes predictive analytic modules, which allow companies to determine the best markets and the optimal number of sites within those markets to maximize their networks.

- MapInfo®AnySite® Online

The MapInfo AnySite Online service offers affordable, mission critical analysis of demographic information via the Internet or intranet for site analysis accessed through an unlimited monthly or annual subscription. It allows for easy creation of advanced demographic reports and presentation quality maps for both the United States and Canada.

- MapInfo Smart Site Solutions™

Smart Site Solutions technology provides critical analysis for Real Estate executives in restaurant, retail, banking and retail telecommunications industries. It allows analysts to determine the best markets and the optimal number of sites within those markets to maximize their network, whether that means building new stores, consolidating branches or filling in gaps that exhibit high potential.

- PSYTE® U.S. Advantage

The PSYTE U.S. Advantage system is a comprehensive neighborhood profiling solution based on location-enhanced lifestyle and consumer demographics. Through its scientific and systematic cluster development, PSYTE U.S. Advantage enables companies to make more precise consumer buying and lifestyle behavior predictions, as well as make more insightful decisions regarding store placement, customer acquisition and target marketing.

Services

A fundamental element of MapInfo's business strategy is the ability to integrate software, data and services to help customers drive more insightful decisions. MapInfo's Professional Services Group (PSG) works closely with MapInfo customers to design, develop and implement customized solutions, as well as provide a variety of consulting and technical services. MapInfo services include: needs assessment, system design, application code review, development, installation, training and deployment. In addition, MapInfo's solutions include a wide range of software development, such as prototype development and software integration. The PSG's application development services range from requirements and planning to comprehensive turnkey enterprise solutions.

MapInfo-Thompson Predictive Analytics team provides analytical services that deliver customer and real estate focused models and solutions for the retail, restaurant and financial services industries. These services are the cornerstone of the MapInfo-Thompson Predictive Analytics solutions and business.

PRODUCT DEVELOPMENT

The software industry is characterized by extremely rapid changes in technology, which require continuous expenditure on product research and development to enhance existing products and create new products. The Company believes timely development of new products and ongoing enhancements to existing products is essential to maintain its competitive position in the marketplace. The Company is committed to an open system, standards-based product architecture to provide software products that can be integrated into existing mainstream business environments and be adaptable as environments change.

Most of the Company's software products are developed internally. Internal development allows the Company to maintain close technical control over products in terms of enhancements and modifications based on customer need and allows the Company to create a family of products that provides natural migration paths for customers as their business information needs change. Research and development expense incurred by the Company was $20.4 million, $19.7 million and $19.1 million for the years ended September 30, 2003, 2002 and 2001, respectively.

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

The Company's direct and field sales and marketing organization is complemented by a network of partners including resellers, systems integrators, OEMs and distributors who purchase the Company's products at a discount for resale to end users. These partners may provide training, consulting services, application development, customization and data products to end-users. In France and certain other countries outside the United States, the Company has appointed master distributors. Additionally, in Japan, MapInfo has appointed a master distributor in which the Company has a forty-nine percent equity ownership position. These master distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

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

In addition to desktop applications, the Company has successfully moved with the IT industry into client/server, Web-based applications and wireless.

Approximately twenty to thirty percent of the Company's revenue each quarter is derived from backlog, contracts, or orders received prior to the quarter and the balance is derived from software and data licenses ordered during the quarter.

COMPETITION

The Company encounters competition in the United States and foreign markets from various companies in different aspects of our business. Some markets in which the Company competes are maturing, and are characterized by vigorous competition or consolidation of companies with complimentary offerings. Other markets bring new competitors with innovative market offerings or business models.

In the traditional Geographic Information System (GIS) market competitors include Environmental Systems Research Institute (ESRI), the GIS division of AutoDesk, the GIS division of Intergraph, and others. In recent years the Company has expanded its business into new areas, such as the wireless/mobile and Predictive Analytics markets, developing particular expertise in serving these markets. Competitors in the Predictive Analytics market include Claritas, ESRI Business Information Systems, GeoVue, Buxton, Spatial Re-Engineering Consultants and others. Competitors in the wireless/mobile market include Autodesk, Webraska, Microsoft and others. As the Company moves into new areas, it may also face new competition from entrants focused in these spaces, as well as competition from traditional companies attempting to move into these spaces.

The Company believes that it competes in the traditional GIS market principally on the basis of product features and functionality (including cross-platform availability, interoperability, integration and extensibility), technological expertise, reliability, ease of use and supportability, complimentary spatial data products and technical services. In addition, the Company believes it is differentiated over many competitors in the Predictive Analytics market through intellectual capital and the development of industry-focused solutions that incorporate relevant data with its software to create unique market offerings.

Some of the Company's current and future competition may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs or production facilities than the Company. Although the Company believes it has both a technology advantage and a superior business model over many existing competitors, maintaining this advantage will require continued investment by the Company in new market offerings. However, no assurance can be given that the Company will be able to compete successfully against current and future competition and that the competitive pressures faced by the Company will not adversely affect its financial performance.

INTELLECTUAL PROPERTY

The Company regards its products as proprietary and attempts to protect them with a combination of copyright, trademark, patent and trade secret protections, employee and third-party non-disclosure agreements, and other methods of protection. The Company currently has one issued United States patent that expires in 2018 and five patent applications pending. Despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. In the future, litigation may be necessary to enforce and define the scope of the Company's intellectual property rights and to protect its trade secrets. Such litigation could be costly and have a material adverse effect upon the Company's financial condition.

While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that such protections are less significant to the Company's success than other factors, such as the knowledge, ability and experience of its personnel, MapInfo name recognition and ongoing product development and support.

The Company supplies MapInfo software products primarily under shrinkwrap licenses. Shrinkwrap licenses are not negotiated with or signed by individual licensees and take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the license program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In some regions of the world, MapInfo protects its products against unauthorized copying by the use of software copy protection and other engineered methods.

As the number of products offered by the Company grows, the Company expects that the risk of lawsuits involving software product developers will also grow. There can be no assurance that third parties will not bring infringement claims against the Company in the future with respect to the Company's current or future products. Any such claim could require the Company to enter into royalty arrangements or result in costly litigation. If the Company were subject to such an infringement claim and that claim was successful, there can be no assurance that the Company would be able to obtain commercially acceptable licenses or to develop independently the technology necessary to preserve, enhance and grow its portfolio of software and data products. If a product infringement claim against the Company were successful, the Company's business, operating results and financial condition could be materially affected.

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

EMPLOYEES

The Company had 708 full-time employees on September 30, 2003, of which 410 were employed in the United States and 298 were employed in the Company's international operations. Of the 708 employees, 193 were in research and development, 401 were in sales, marketing, and service activities (training, technical support and consulting) and 114 were in general and administrative positions. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES

In October 2002, the Company moved to a newly constructed 150,000 square foot facility, in the Rensselaer Technology Park in Troy, New York. This new facility is adjacent to a 60,000 square foot facility, which the Company leases, known as One Global View. The lease on the 60,000 square foot facility expires in 2006. These offices house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative staff for the United States and Latin America. The Company leases office space of approximately 25,000 square feet in Ann Arbor, Michigan, which houses sales and support staff. The lease on this facility expires in 2005. The Company leases office space of approximately 23,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. The Company leases office space of approximately 41,000 square feet in Toronto, Canada, which houses a research and development center, as well as sales, marketing and support staff. The lease on the facility expires in 2014. In addition, the Company leases nine sales offices in the United States, two sales offices in Canada, five sales offices in Europe and three sales offices in Australia. The Company also owns a sales office in Brisbane, Australia.

ITEM 3.     LEGAL PROCEEDINGS

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants, or SRC, a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100,000 in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company, seeking a total of $11.0 million dollars in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon the Company's motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its pleadings on the remaining counterclaims SRC seeks a total of $9.0 million. However, in its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million, plus an unspecified amount of special damages. The Company is vigorously defending against all remaining counterclaims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each current executive officer of the Company, (ii) the position(s) currently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.
Executive Officer	Age	Position
John C. Cavalier	64	Chairman of the Board
Mark P. Cattini	42	President and Chief Executive Officer
K. Wayne McDougall	40	Vice President, Treasurer and Chief Financial Officer
George C. Moon	52	Chief Technology Officer
Michael J. Hickey	42	Chief Operating Officer
Gavin Lennox	40	Group Vice President of Sales and Marketing
Bert C. Tobin	50	Executive Vice President - Human Resources

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

Mr. Cattini has served as President and Chief Executive Officer since January 2001 and as President and Chief Operating Officer from June 2000 until January 2001. From December 1998 to June 2000, Mr. Cattini served as Group Vice President and General Manager, Americas/European Sales. He had served as Vice President, Sales - The Americas from November 1997 to December 1998. From October 1995 to October 1997, Mr. Cattini served as General Manager for the Company's United Kingdom and West EAME (Europe, Africa and the Middle East) operations. From August 1987 to October 1995, Mr. Cattini held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager.

Mr. McDougall has served as Vice President, Treasurer and Chief Financial Officer since May 2003. From January 2001 to May 2003, he served as Vice President and Controller and from November 1997 to January 2001, Mr. McDougall served as the Company's Controller. Prior to joining the Company, Mr. McDougall was a Business Assurance Manager at PricewaterhouseCoopers LLP, where he was employed from 1989 to 1997.

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

Mr. Lennox has served as Group Vice President of Sales and Marketing since January 2003. From April 2002 to January 2003, he served as Group Vice President, Strategic Business Unit Operations. From July 2001 to April 2002, he served as Managing Director, Products and Markets for the Company's Canadian operations. Prior to joining the Company, Mr. Lennox served as Managing Director, EAME for DoubleClick International based in Dublin, Republic of Ireland from 2000 to 2001. From 1992 to 2000 Mr. Lennox held various positions in marketing and management in Lotus Development UK Ltd, a software company.

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
2002

	High	Low

Period
First Quarter	$ 17.37	$ 6.05
Second Quarter	$ 16.51	$ 8.45
Third Quarter	$ 12.20	$ 8.67
Fourth Quarter	$ 9.80	$ 3.95

2003

	High	Low

Period
First Quarter	$ 7.75	$ 3.30
Second Quarter	$ 5.99	$ 3.11
Third Quarter	$ 7.85	$ 3.82
Fourth Quarter	$ 12.80	$ 6.83

The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying cash dividends in the foreseeable future and currently intends to retain all available funds for use in the operation of its business.

The approximate number of holders of record of the Company's Common Stock at November 17, 2003 was 536. This number does not include stockholders for whom shares were held in nominee or "street" name.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND

                    RELATED STOCKHOLDER MATTERS (Continued)

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of September 30, 2003:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	2,594,614	$10.93	922,368
Equity compensation plans not approved by security holders	- -	- -	- -
Total	2,594,614	$10.93	922,368

____________________

  Excludes shares issuable under the Company's 1993 Employee Stock Purchase Plan in connection with the current offering period, which began September 1, 2003 and ends February 29, 2004.

  Includes 149 shares issuable under the Company's 1993 Employee Stock Purchase Plan. Also includes 910,351 shares issuable under the Company's 2002 Stock Incentive Plan and 11,868 shares issuable under the Company's 1993 Director Stock Option Plan.

ITEM 6.          SELECTED FINANCIAL DATA(1)
	Years ended September 30,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)

Income Statement data:
Net revenues	$ 106,255	$ 92,598	$ 110,034	$ 96,160	$ 74,356
Cost of revenues	31,611	25,101	27,063	20,953	15,642

Gross profit	74,644	67,497	82,971	75,207	58,714

Operating expenses:
Research and development	20,387	19,657	19,144	14,514	11,253
Selling and marketing	41,011	38,901	43,198	36,984	31,538
General and administrative	15,329	13,183	16,127	12,524	10,193

Total operating expenses	76,727	71,741	78,469	64,022	52,984

Operating income (loss)	(2,083)	(4,244)	4,502	11,185	5,730
Other income (expense), net	333	178	(384)	1,599	978

Income (loss) before provision for income taxes	(1,750)	(4,066)	4,118	12,784	6,708
Provision for (benefit from) income taxes	(665)	(1,711)	1,235	4,730	2,198

Net income (loss)	$ (1,085)	$ (2,355)	$ 2,883	$ 8,054	$ 4,510

Earnings (loss) per share:
Basic	$ (0.07)	$ (0.16)	$ 0.20	$ 0.60	$ 0.35
Diluted	$ (0.07)	$ (0.16)	$ 0.19	$ 0.54	$ 0.33

Weighted average shares outstanding:
Basic	15,307	15,041	14,518	13,499	12,915
Diluted(2)	15,307	15,041	15,533	14,879	13,606

Consolidated Balance Sheet data:
Total assets	$ 132,972	$ 116,678	$ 108,079	$ 89,719	$ 66,799
Long-term obligations, less current portion	$ 16,895	$ 10,816	$ 331	$ -	$ -

(1) The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective with the Company's fiscal year beginning on October 1, 2001. In accordance with SFAS 142 the Company has ceased amortized goodwill as of October 1, 2001. As a result of SFAS 142, in fiscal 2002, the Company did not recognize goodwill amortization expense that would have been recognized under the previous standards. See Note 5 of the Notes to Consolidated Financial Statements, below.

(2) The impact of options for the years ended September 30, 2003 and 2002 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

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

On January 6, 2003 the Company acquired substantially all of the assets and assumed certain liabilities of Thompson Site Selection Research, Inc. ("Thompson"), a privately held company headquartered in Ann Arbor, Michigan. Thompson is a provider of location-based analytical services and business intelligence software for the retail, restaurant and real estate verticals. The Company expects the acquisition to strengthen its presence in these verticals. The purchase price was $13.5 million, including acquisition-related costs. In addition, in accordance with the purchase agreement, Thompson may earn up to $6.1 million in contingent consideration based on Thompson's profitability following the acquisition. On November 26, 2003, based on the operating performance achieved by Thompson to-date and in order to facilitate the integration of Thompson's operations, the Company has agreed to pay Thompson the full contingent payment, $5.1 million of which will be paid on March 1, 2004 and the remaining $1.0 million will be paid on October 1, 2004. These payments will be recorded as an addition to goodwill. The Thompson acquisition was financed with $9.9 million in cash on hand, $3.0 million in borrowings under the Company's bank credit facility, and $556 thousand in cash on hand, paid in April 2003 as a result of the closing balance sheet working capital adjustment. The total of Thompson's net assets acquired by the Company was $2.5 million. Goodwill recorded as a result of the acquisition totaled $8.0 million. Intangibles assets acquired, other than goodwill, totaled $3.0 million. The acquisition is being accounted for as a purchase, and, accordingly, the Company has included the results of operations in the financial statements effective January 6, 2003. The pro forma effects of the Thompson acquisition on the Company's financial statements were not material. Ninety-three employees of Thompson became employees of MapInfo upon the acquisition.

In response to a reduction in spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company reduced operating expenses during 2002 and 2003. Overall expense reductions included headcount reductions, restructuring of the business model in Japan, and the consolidation of the Company's Canadian operations. In Japan, the Company increased its ownership position in February 2002 in Alps Mapping Co. Ltd., ("Alps") from 17% to 49%, and granted Alps exclusive distribution rights in Japan to MapInfo's software products. This enabled the Company to close its sales office in Japan. In Canada, the Company consolidated its Canadian sales and marketing operations and its research and development group into a single facility in Toronto. The purpose of the consolidation was to increase operational efficiency, improve communications and reduce operating costs. As a result of these and other restructuring actions, total Company headcount, excluding 90 employees that were added as a result of the Thompson acquisition was reduced to 618 at September 30, 2003 from 681 at September 30, 2002 and from 770 at September 30, 2001.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

expectations, estimates, forecasts, and projections about the industries in which MapInfo operates and the beliefs and assumptions of the Company's management. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements as to the Company's plans for its business, the sufficiency of funds to meet operating requirements for the next 12 months, the effects of the Company's fiscal 2002 and 2003 cost-reduction initiatives, the Company's expansion of facilities in Troy, New York and the projected vacancy rate of those facilities, the intended use of the common stock repurchased under the common stock repurchase program, the potential impact of accounting policies and pronouncements on the Company's future financial reports and results, the ability of the Company to maintain and renew its credit facility, and the impact of the Thompson acquisition. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Outlook: Issues and Risks". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operation are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, restructuring, contingencies and litigation, on an on-going basis. The estimates are based on historical experience and on various assumptions that management believes are reasonable. When the basis for carrying values of assets and liabilities are not apparent from other sources, they are determined from these estimates. The Company's actual results may differ from these estimates under different conditions or assumptions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  Allowance for Doubtful Accounts and Sales Returns. The Company records reductions to revenue for estimated product returns. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of MapInfo's customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be recognized. The Company's estimate for the allowance for doubtful accounts and sales returns is based on historical collection and sales returns experience. In addition, the Company reviews the status of the current trade receivables, reserving amounts deemed to pose a material collection or sales return risk.

  Revenue Recognition. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (SOP 97-2), and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". In accordance with SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the each element. In general, revenue related to postcontract customer support ("PCS"), including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. In general, revenue from customer training, consulting, and other services are recognized when the service is performed.

  Impairment of Intangible Assets. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of three to ten years, with the exception of certain trademarks, which have been determined to have an indefinite useful life and therefore are not subject to amortization. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management's determination of impairment is made based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the assets.

  Goodwill Impairment. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company does not amortize goodwill. The Company tests goodwill for impairment on an annual basis or when a triggering event occurs and writes down goodwill if it is determined that the asset has been impaired.

  Investments Impairment. MapInfo holds minority interests in companies having operations or technology in areas within its strategic focus. The Company records an investment impairment charge when an investment has experienced a decline in value that the Company believes is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value. This may require an impairment charge in the future.

  Deferred Tax Assets. At September 30, 2003, we had net deferred tax assets of $15.3 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. Our future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations for 2003, 2002 and 2001

     Net Revenues
     (Dollars in thousands)
	2003	Change	2002	Change	2001

Products	$ 85,423	3%	$ 83,211	-16%	$ 99,150
Services	20,832	122%	9,387	-14%	10,884

Net revenues	$ 106,255	15%	$ 92,598	-16%	$ 110,034

In 2003, net revenues increased $13.7 million, or 15%, to $106.3 million, as compared to $92.6 million in fiscal year 2002. The acquisition of Thompson in January 2003 resulted in revenue of $12.8 million during fiscal year 2003. Approximately $11.4 million of the increase was attributable to a 122% increase in service revenue due to the Thompson acquisition and the remaining increase was due to a 3% increase in product revenues. On a geographic basis, revenues in the Americas increased by $9.8 million or 19%; Europe revenues increased by $2.1 million, or 7% (0% on a constant currency basis), and Asia-Pacific revenues increased by $1.8 million, or 15% (3% on a constant currency basis). In the Americas, revenue from product sales decreased 3% and revenues from services increased 217%. The revenue increase in the Americas was primarily attributable to Thompson. In Europe, product revenues increased 7% and revenue from services increased 7%, in each case when compared to the prior year. In the Asia-Pacific region, product revenues increased 15% and revenues from services increased 9%, in each case when compared to the prior year. The strengthening of foreign currencies against the U.S. dollar added $4.1 million to revenue for fiscal year 2003 compared to the prevailing exchange rates in the prior year. On a Strategic Business Unit basis, fiscal year 2003 revenue attributed to LBI was $80.8 million, revenue attributed to Predictive Analytics was $24.0 million, and revenue attributed to LBS was $1.4 million. The Company is experiencing a slower rate of adoption of its LBS technology than previously anticipated due to delays in customer implementations.

In 2002, net revenues decreased $17.4 million, or 16%, to $92.6 million, as compared to $110.0 million in fiscal year 2001. Approximately $15.9 million of the decrease was attributable to a 16% decrease in product revenues and $1.5 million was attributable to a 14% decrease in service revenue. On a geographic basis, revenues in the Americas decreased by $14.7 million or 23%; Europe revenues decreased by $3.0 million, or 9% (11% on a constant currency basis), and Asia-Pacific revenues increased by $295 thousand, or 2% (1% on a constant currency basis). In the Americas, product revenues decreased 23% and revenues from services decreased 20%. The revenue decline in the Americas was mainly attributable to reduced spending by telecommunication companies due to the broad decline in telecommunications industry demand. Also affecting revenues in the Americas was the slowing in the rate of new customer acquisition, which the Company believes is due to overall reduced IT spending across the American economy. In Europe, product revenues decreased 9% and revenue from services decreased 10%. Europe was also affected by the slowing in the rate of new customer acquisition, which the Company believes is due to an overall reduction in IT spending across European markets. In the Asia-Pacific region, revenues from services increased 9% and product revenues increased 2%. The increase in Asia-Pacific revenues was mainly attributable to Australia where revenues increased $2.3 million, or 36%, primarily due to the March 2001 acquisition of ERSIS Australia Pty Ltd. Offsetting the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

increase in Australia were declines in China and Japan of $1.0 million and $700 thousand, respectively. The decline in China reflects reduced sales by the Company's principal distributor. In Japan, the Company changed its distribution model in February 2002 by increasing its ownership in Alps from 17% to 49% and granted Alps exclusive distribution rights in Japan to MapInfo's software products. This enabled the Company to close its sales office in Japan in the June quarter. Under the exclusive distribution agreement, all MapInfo sales in Japan are earned by Alps, which purchases product from MapInfo.

The Americas represented 56%, 54%, and 59% of Company revenues in 2003, 2002, and 2001, respectively. Europe represented 31%, 33%, and 30% and Asia-Pacific represented 13%, 13%, and 11% of Company revenues in 2003, 2002, and 2001, respectively.

The Company's operating results are affected by exchange rates. See "Other Income, Net," below. Approximately 38%, 41%, and 38% of the Company's revenues were denominated in foreign currencies in 2003, 2002 and 2001, respectively.

     Cost of Revenues
     (Dollars in thousands)
	2003	Change	2002	Change	2001

Products	$ 17,562	7%	$ 16,357	-4%	$ 17,076
Services	14,049	61%	8,744	-12%	9,987

Total cost of revenues	$ 31,611	26%	$ 25,101	-7%	$ 27,063

Percentage of net revenues	29.8%		27.1%		24.6%

Cost of revenues as a percentage of net revenues was 29.8% in fiscal year 2003, an increase of 2.7 percentage points over fiscal year 2002. As a result, the gross profit margin decreased to 70.2% from 72.9% in the prior year. The lower margins in fiscal year 2003 are attributable to increased services revenue primarily due to the Thompson acquisition. Services generally generate a lower gross profit margin than products. Gross profit margin as a percentage of revenue that related to product revenue was 79.4%, 80.3% and 82.8% for 2003, 2002 and 2001, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 32.6%, 6.8% and 8.2% for 2003, 2002 and 2001, respectively. Cost of revenues as a percentage of net revenues was 27.1% in 2002 or an increase of 2.5 percentage points over 2001. As a result, the gross margin decreased to 72.9% in 2002 from 75.4% in 2001. The increase in cost of revenues in 2002 was mainly attributable to the acquisitions of Compusearch and ERSIS, product mix, increased data royalties, and a decline in the gross margin attributable to services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Expenses
     (Dollars in thousands)
	2003	Change	2002	Change	2001

Research and development	$ 20,387	4%	$ 19,657	3%	$ 19,144
Percentage of net revenues	19.2%		21.2%		17.4%

Selling and marketing	$ 41,011	5%	$ 38,901	-10%	$ 43,198
Percentage of net revenues	38.6%		42.0%		39.3%

General and administrative	$ 15,329	16%	$ 13,183	-18%	$ 16,127
Percentage of net revenues	14.4%		14.2%		14.7%

Research and development. Research and development (R&D) expenses were $0.7 million or 4% higher in fiscal year 2003 versus 2002. The increase in R&D expense was primarily attributable to the Thompson acquisition. In 2002, R&D expenses were $0.5 million or 3% higher in 2002 versus 2001. The increase in 2002 primarily related to additional R&D efforts in support of the Company's LBS initiative. R&D headcount was 193 (inclusive of nine Thompson employees), 197, and 209, at the end of fiscal 2003, 2002, and 2001, respectively. As a percentage of net revenues, R&D expenses were 19.2% in 2003 as compared with 21.2% in 2002 and 17.4% in 2001. Capitalized product development costs were $213 thousand, $280 thousand, and $657 thousand, in 2003, 2002 and 2001, respectively. These amounts represented 1%, 1%, and 3% of total research and development costs in 2003, 2002 and 2001, respectively.

Selling and marketing expenses. Selling and marketing expenses increased $2.1 million or 5% in fiscal year 2003 versus 2002. Selling and marketing expenses attributable to the Thompson acquisition were $2.5 million in 2003. Offsetting the increase due to Thompson were headcount reductions and cost savings recognized in Japan, where the Company closed its sales office during the second quarter of fiscal year 2002. Selling and marketing expenses decreased by 10% or $4.3 million in 2002. The decrease in 2002 primarily related to the Americas where selling and marketing expenses decreased approximately $3.0 million, primarily due to a 21-person reduction in sales headcount. The Asia-Pacific region accounted for $1.3 million of the decrease primarily due to headcount reductions as a result of the closing of the sales office in Japan. Sales and marketing headcount was 240 (inclusive of seventeen Thompson employees), 247, and 280, at the end of fiscal 2003, 2002, and 2001, respectively. As a percentage of net revenues, selling and marketing expenses were 38.6%, in 2003 compared to 42.0% in 2002 and 39.3% in 2001.

General and administrative expenses. General and administrative (G&A) expenses increased $2.1 million or 16% in fiscal year 2003 when compared with 2002. Thompson accounted for $600 thousand of the increase and $1.0 million was attributable to severance and restructuring costs. The balance of the increase was due to increased professional fees in fiscal year 2003. G&A expenses decreased $2.9 million or 18% in 2002. Excluding approximately $1.7 million due to the reduction in goodwill amortization as a result the adoption of SFAS 142 "Goodwill and Other Intangible Assets" effective October 2001, G&A expenses would have decreased 8%. The balance of the decrease related primarily to a reduction in overall spending in areas such as professional fees, travel, supplies, incentive compensation to executives and management, and related benefits costs, among other things, due to concentrated efforts to reduce operating costs. G&A headcount was 114 (inclusive of three Thompson employees), 121, and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

129 at the end of fiscal 2003, 2002, and 2001, respectively. As a percentage of net revenues, G&A expenses were 14.4% in 2003, 14.2% in 2002, and 14.7% in 2001.

     Other Income, net
     (Dollars in thousands)
	2003	Change	2002	Change	2001

Other income, net	$ 333	87%	$ 178	146%	$ (384)

Interest and other income, net increased $155 thousand in fiscal 2003. This increase was mainly attributable to equity income in the Company's investment in Alps of approximately $897 thousand, and foreign exchange loss, which was $73 thousand in 2003 versus $542 thousand in 2002. Fiscal year 2002 also included an increase to the valuation reserve for the Company's equity investments of $618 thousand versus zero in fiscal year 2003. Offsetting the positive effects noted above, was a decrease of $376 thousand in interest income, an increase of $973 thousand in interest expense, related primarily to the mortgage on the Company's headquarters, and an increase in other expense of $267 thousand versus fiscal year 2002. In addition, fiscal year 2002 also included a gain from the sale of a minority share of an investment of $212 thousand. Other income, net increased $562 thousand in fiscal 2002. The increase in 2002 was primarily attributable to a reduction in the amounts expensed to increase the valuation reserve for the Company's equity investments. In 2002 the Company expensed $580 thousand, versus $1.5 million in 2001, to reduce the carrying value of certain equity investments. In 2002, the valuation reserve for the Company's equity investments related to the Company's investment in Three D Graphics. In addition, the elimination of equity investment goodwill amortization resulted in a favorable variance of approximately $300 thousand. Offsetting the favorable variances was interest income from short-term investments, which decreased by $785 thousand in 2002 resulting from decreased interest rates.

Provision for (Benefit from) Income Taxes
(Dollars in thousands)
	2003	Change	2002	Change	2001

Provision for income taxes	$ (665)	-61%	$ (1,711)	239%	$ 1,235
Effective tax rate	(38.0%)		(42.1%)		30.0%

The benefit from income taxes in 2003 and 2002 was increased by research and development credits.

At September 30, 2003, we had net deferred tax assets of $15.3 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. Our future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Financial Condition

The Company's cash and short-term investments totaled $34.8 million at September 30, 2003, and represented 26% of total assets. The portfolio is invested primarily in short-term, investment grade marketable securities. The average maturity of the cash and short-term investments portfolio was 367 days at September 30, 2003.

Net cash generated from operating activities was $6.1 million in 2003 compared to $7.6 million in 2002. The cash generated from operating activities in 2003 included, among other things, $6.5 million in depreciation and amortization and $1.5 million in increased deferred revenues. This cash generation was partially offset by the net loss of $1.1 million and a net decrease in income taxes of $0.6 million. Net cash used for investing activities in 2003 was $14.3 million. Investing activities primarily included: the $12.2 million acquisition of Thompson, $3.4 million in purchases of property and equipment (including $1.1 million for the construction of the new facility in Troy, New York); offset by net cash flows from short-term investments of $2.0 million. Financing activities generated $8.9 million in 2003, due to mortgage proceeds of $4.6 million, term loan proceeds of $3.0 million and proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $2.2 million, offset by principal payment of long-term debt and capital leases of $593 thousand and the repurchase of 47,055 shares of common stock for treasury at an aggregate cost of $268 thousand.

The accounts receivable balance at September 30, 2003 was $23.3 million compared to $18.9 million at September 30, 2002. The increase is due primarily to the acquisition of Thompson in January 2003.

The Company has a $6.0 million credit facility with a bank that expires on March 31, 2004. The Company anticipates that the credit facility will be renewed upon expiration for a one-year period on substantially the same terms. There were no outstanding borrowings under this credit facility at September 30, 2003 or 2002.

On November 26, 2003, the Company agreed to pay Thompson the $6.1 contingent payment pursuant to the terms of the Thompson purchase agreement, $5.1 million of which will be paid on March 1, 2004 and the remaining $1.0 million will be paid on October 1, 2004.

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10.0 million of the Company's Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. The Company intends to use the repurchased shares for issuance upon exercise of employee stock options, purchases under the Company's stock purchase plan, or other corporate purposes. The repurchase program will be funded using the Company's working capital. Under the repurchase program, the Company purchased 47,055 shares for $268 thousand in fiscal year 2003 and 250,002 shares for $1.5 million in fiscal year 2002.

Future minimum payments required under loan agreements that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2003 are $1,172 thousand, 2004; $1,172 thousand, 2005; $1,172 thousand, 2006; $458 thousand, 2007; $315 thousand, 2008 and $13,264 thousand thereafter. Future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 are $221 thousand, 2004; $125 thousand, 2005; $125 thousand, 2006; and $264 thousand, 2007. Future minimum rental payments required under

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 are $5,296 thousand, 2004; $5,093 thousand, 2005; $4,091 thousand, 2006; $3,371 thousand, 2007; $3,338 thousand, 2008 and $2,181 thousand thereafter. In addition, as of September 30, 2003, the Company had an accrual of $260 thousand for future severance obligations related to the headcount reductions and restructuring actions during fiscal 2003.

For information regarding legal proceedings see Item 2 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next 12 months. Factors that could adversely affect the Company's liquidity and financial condition include a decrease in revenues, future acquisitions, the stock repurchase program, failure to renew or replace the Company's credit facility and failure to achieve anticipated cost savings as a result of the Company's restructuring during fiscal year 2003.

Off Balance Sheet Arrangements

During fiscal year 2003, the Company did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities, material trading activities in non-exchange traded commodity contracts, or material transactions with persons or entities that benefit from their non-independent relationship with the Company.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation issues already effective for fiscal quarters that began prior to June 15, 2003. For these latter issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. Certain provisions of SFAS No. 149, that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the financial impact of FIN 46 on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN 45 incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement does not have a material impact on the Company's financial statements. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the liability for these agreements as of September 30, 2003 is not material.

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

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. The Company believes that the timely development of new products and continuing enhancements to existing products is essential to maintain its competitive position in the marketplace. During recent years, the Company began to increasingly focus on its Predictive Analytics and LBS businesses and introduced a number of new or substantially updated releases of products, including Routing J Server, TargetPro® , miAware™ , MapInfo Professional® for Microsoft® SQL Server™ and MapInfo Discovery™ . The Company's future success depends, in part, upon customer and market acceptance of these new products and initiatives. The Company's LBS products have achieved a lower acceptance rate than was anticipated. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Risks associated with international operations. Revenues outside the United States represented approximately 53% of total Company revenues in fiscal year 2003. The international portion of the Company's business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. The Company's operating results are also affected by exchange rates. Approximately 38% of the Company's revenues in fiscal year 2003 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on the Company's business and results of operations.

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

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing continuing consolidation of industry participants. As a result, the Company's operating results could continue to become increasingly dependent on a smaller number of telecommunication customers. Also, continuing declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 20% of the Company's net revenues in fiscal year 2003. Significant further reductions in orders from the telecommunication industry could have a material adverse effect on MapInfo's operating results and financial condition.

Risks associated with cost reduction measures. During the year ended September 30, 2003, the Company restructured its operations, including decreasing headcount on its base business, excluding Thompson, by approximately sixty-three employees. During restructuring operations in fiscal year 2002, the Company had decreased headcount by approximately ninety employees. The restructuring and reductions in force could have an adverse impact on the Company's business, including its ability to attract and retain customers or employees, and the timing of release of new products and services. The Company cannot provide any assurance that restructuring will achieve the desired financial benefits, nor can the Company provide any assurance that the reduction in headcount will not have an adverse impact on its business or future operating results.

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

Cost of revenues. Cost of revenues varies with the mix of technology development and licensing fees, product revenues, services revenues and services utilization rates, as well as with the distribution channel mix. Changes in the revenue mix, including due to an increasing percentage of sales attributable to services, as well as changes in the distribution model, may affect cost of revenues as a percentage of net revenues in the future.

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

Risks associated with acquisitions and investments. The Company has made a number of acquisitions and investments, including its acquisition of Thompson in January 2003, and will continue to review future acquisition and investment opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions, including the Thompson acquisition, involve numerous risks, including, among other things, possible decreases in capital resources or dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns, a limited ability to predict future operating results of an acquired business and the potential loss of key employees and customers of the acquired company. In the event that the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

no assurance that Thompson or any other acquisition will be successfully integrated into the Company's operations or will have the intended financial or strategic results.

Risks associated with reliance on services revenue. The Company has increased its services business with the acquisition of Thompson during fiscal year 2003. Services revenue comprised 20% of total revenue in fiscal year 2003 versus 10% in fiscal year 2002. There can be no assurance that the Company will be able to continue to increase or maintain this level of services revenue. Loss of any large customer in the services business could have an adverse impact on the Company.

Risks associated with financing activities. In addition, any financing activities undertaken by the Company, whether to fund acquisitions, operations, growth, or otherwise, could adversely affect the Company's financial condition or results or result in dilution to existing stockholders. Additional loans could require the Company to pay a greater amount of interest. The sale of stock would result in dilution to existing stockholders. Any financing transaction could result in the Company becoming subject to covenants that could impede the Company's ability to manage its operations, raise additional capital or undertake acquisitions or other strategic transactions.

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

Risks associated with litigation. See Part I, Item 3 of this Annual Report on Form 10-K. There can be no assurance the Company will not be adversely affected by this proceeding or other proceedings to which the Company might be a party in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency. The Company exports products to diverse geographic locations. Most of the Company's international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies improved 2003 revenue by approximately $4.1 million, or 5 percentage points. To date, foreign currency fluctuations have not had a material effect on the Company's operating results or financial condition. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rate. The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $20.9 million (which approximates the average amount invested in these securities during the fiscal year ended September 30, 2003) each 1-percentage point decrease in the applicable interest rate would result in a $209 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on the Company's operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that the Company will pay at 6.82%. (The 6.82% interest rate is based on the assumption that the 30-day LIBOR plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage) The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133.

For the year ended September 30, 2003, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $596 thousand. The current portion of $64 thousand is recorded on the balance sheet in the caption Accrued liabilities and the long-term portion of $532 thousand is in the caption Other long-term liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized $332 thousand in interest expense related to the swap for the year ended September 30, 2003.

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

	Fiscal Year 2003 Quarter Ended				Fiscal Year 2002 Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2002	2003	2003	2003	2001	2002	2002	2002

Net revenues	$20,862	$ 27,103	$ 28,264	$ 30,026	$22,792	$ 23,478	$ 22,717	$ 23,611
Cost of revenue	5,829	8,127	8,733	8,922	6,240	6,247	6,077	6,537

Gross profit	15,033	18,976	19,531	21,104	16,552	17,231	16,640	17,074

Operating expenses	18,220	20,460	18,835	19,212	19,078	17,860	17,795	17,008

Operating income (loss)	(3,187)	(1,484)	696	1,892	(2,526)	(629)	(1,155)	66
Other income (expense), net	38	389	78	(172)	122	56	(76)	76

Income (loss) before taxes	(3,149)	(1,095)	774	1,720	(2,404)	(573)	(1,231)	142
Provision for (benefit from) income taxes	(1,260)	(353)	294	654	(817)	(225)	(725)	56

Net income (loss)	$ (1,889)	$ (742)	$ 480	$ 1,066	$ (1,587)	$ (348)	$ (506)	$ 86

Earnings (loss) per share:
Basic	$ (0.12)	$ (0.05)	$ 0.03	$ 0.07	$ (0.11)	$ (0.02)	$ (0.03)	$ 0.01
Diluted	$ (0.12)	$ (0.05)	$ 0.03	$ 0.07	$ (0.11)	$ (0.02)	$ (0.03)	$ 0.01

Weighted average shares outstanding:
Basic	15,145	15,240	15,382	15,460	14,931	15,010	15,137	15,086
Diluted(1)	15,145	15,240	15,551	15,985	14,931	15,010	15,137	15,190

(1) The impact of options for the first two quarters of fiscal year 2003 and the first three quarters of fiscal year 2002 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2003

ITEM 8

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Index To Consolidated Financial Statements

Report of Independent Auditors

To the Board of Directors and Stockholders of
MapInfo Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", during fiscal 2002.

/s/ PricewaterhouseCoopers, LLP

Albany, New York
October 24, 2003, except for Note 16
 as to which the date is December 3, 2003.

MapInfo Corporation and Subsidiaries
Consolidated Income Statements

	Years Ended September 30,

	2003	2002	2001

	(In thousands, except per share data)

Net revenues:
Products	$ 85,423	$ 83,211	$ 99,150
Services	20,832	9,387	10,884

Total net revenues	106,255	92,598	110,034

Cost of revenues:
Products	17,562	16,357	17,076
Services	14,049	8,744	9,987

Total cost of revenues	31,611	25,101	27,063

Gross profit	74,644	67,497	82,971

Operating expenses:
Research and development	20,387	19,657	19,144
Selling and marketing	41,011	38,901	43,198
General and administrative	15,329	13,183	16,127

Total operating expenses	76,727	71,741	78,469

Operating income (loss)	(2,083)	(4,244)	4,502
Interest income	459	1,047	1,832
Interest expense	(1,001)	(28)	(18)
Other income (expense), net	875	(841)	(2,198)

Interest and other income (expense), net	333	178	(384)

Income (loss) before provision for income taxes	(1,750)	(4,066)	4,118
Provision for (benefit from) income taxes	(665)	(1,711)	1,235

Net income (loss)	$ (1,085)	$ (2,355)	$ 2,883

Earnings (loss) per share:
Basic	$ (0.07)	$ (0.16)	$ 0.20
Diluted	$ (0.07)	$ (0.16)	$ 0.19

Weighted average shares outstanding:
Basic	15,307	15,041	14,518
Diluted	15,307	15,041	15,553

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30,

	2003	2002

	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents, including restricted cash of $753	$ 20,153	$ 19,496
Short-term investments, at amortized cost	14,676	16,633

Total cash and short-term investments	34,829	36,129

Accounts receivable, less allowance of $2,182 at September 30, 2003
and $2,489 at September 30, 2002	23,338	18,923
Inventories	400	494
Income taxes receivable	-	225
Deferred income taxes	1,124	1,104
Other current assets	2,583	2,912

Total current assets	62,274	59,787
Property and equipment - net	26,682	25,952
Product development costs - net	255	364
Deferred income taxes	14,888	13,268
Goodwill - net	21,343	12,104
Other intangible assets - net	3,526	1,585
Investments and other assets	4,004	3,618

Total assets	$ 132,972	$ 116,678

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$ 1,393	$ -
Accounts payable	2,814	3,996
Accrued liabilities	18,526	14,448
Deferred revenue	13,009	9,877
Income taxes payable	239	-

Total current liabilities	35,981	28,321
Deferred revenue, long term	278	450
Long-term debt	16,895	10,500
Other long-term liabilities	532	316

Total liabilities	53,686	39,587

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 50,000,000 shares authorized;
15,644,139 shares issued in 2003 and 15,166,275 shares issued in 2002	31	30
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	53,105	51,653
Retained earnings	25,725	26,810
Accumulated other comprehensive loss	425	(922)

	79,286	77,571
Less treasury stock, at cost,
-0- shares in 2003 and 80,888 shares in 2002	-	480

Total stockholders' equity	79,286	77,091

Total liabilities and stockholders' equity	$ 132,972	$ 116,678

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Cash flows from (used for) operating activities
Net income (loss)	$ (1,085)	$ (2,355)	$ 2,883
Depreciation and amortization	6,499	6,582	8,469
Disposal of fixed assets	-	208	-
Allowance for accounts receivable	(314)	(181)	946
Tax benefit from option exercises	192	274	8,655
Minority interest in (income) losses of investments	(272)	(102)	(127)
Provision for revaluation of minority investments	-	582	1,318
Provision for deferred income taxes	(1,490)	(2,970)	(7,684)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(352)	7,186	69
Inventories	166	(70)	5
Other current assets	652	(203)	(1,297)
Accounts payable and accrued liabilities	27	(912)	(1,518)
Deferred revenue	1,509	(424)	114
Income taxes	536	(41)	(265)

Net cash from operating activities	6,068	7,574	11,568

Cash flows from (used for) investing activities
Additions to property and equipment	(3,418)	(14,487)	(12,231)
Proceeds from sale of assets	-	-	-
Capitalized product development costs	(213)	(280)	(657)
Acquisitions of businesses and technology	(12,641)	-	(11,685)
Short-term investments, net	1,957	6,493	2,831
Long-term investments	-	2,355	(1,000)

Net cash used for investing activities	(14,315)	(5,919)	(22,742)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(593)	-	-
Proceeds from mortgage payable	4,575	10,500	-
Proceeds from term loan	3,000	-	-
Repurchase of common stock for treasury	(268)	(1,485)	(2,948)
Proceeds from exercise of stock options and ESPP purchases	2,197	2,585	7,185

Net cash from financing activities	8,911	11,600	4,237

Effect of exchange rates on cash and cash equivalents	(7)	93	19

Net change in cash and cash equivalents	657	13,348	(6,918)

Cash and cash equivalents, beginning of year	19,496	6,148	13,066

Cash and cash equivalents, end of year	$ 20,153	$ 19,496	$ 6,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 965	$ 190	$ 46
Income taxes	$ 1,259	$ 934	$ 1,177

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2003, 2002 and 2001

		Common Stock		Accumulated
	Common	and Additional		Other			Total
	Stock	Paid-in Capital	Retained	Comprehensive	Treasury Stock		Stockholders'

	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity

	(In thousands, except share data)
Balance, September 30, 2000	13,952,067	$ 37,400	$ 26,282	$ (1,401)	18,183	$ 463	$ 61,818
Net income	-	-	2,883	-	-	-	2,883
Foreign currency translation adjustment	-	-	-	(310)	-	-	(310)

Comprehensive income							2,573
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	953,776	4,140	-	-	(109,483)	(3,411)	7,551
Tax benefit from option exercises	-	8,289	-	-	-	-	8,289
Purchase of treasury stock	-	-	-	-	91,300	2,948	2,948

Balance, September 30, 2001	14,905,843	49,829	29,165	(1,711)	-	-	77,283
Net income	-	-	(2,355)	-	-	-	(2,355)
Foreign currency translation adjustment	-	-	-	789	-	-	789

Comprehensive income (loss)							(1,566)
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	260,432	1,580	-	-	(169,114)	(1,005)	2,585
Tax benefit from option exercises	-	274	-	-	-	-	274
Purchase of treasury stock	-	-	-	-	250,002	1,485	1,485

Balance, September 30, 2002	15,166,275	51,683	26,810	(922)	80,888	480	77,091
Net income	-	-	(1,085)	-	-	-	(1,085)
Foreign currency translation adjustment	-	-	-	1,943	-	-	1,943
Derivative valuation adjustment	-	-	-	(596)	-	-	(596)

Comprehensive income							262
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	477,864	1,261	-	-	(127,943)	(748)	2,009
Tax benefit from option exercises	-	192	-	-	-	-	192
Purchase of treasury stock	-	-	-	-	47,055	268	268

Balance, September 30, 2003	15,644,139	$ 53,136	$ 25,725	$ 425	-	$ -	$ 79,286

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (two to fifty years) for financial reporting purposes and accelerated methods for tax purposes. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

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

Revenue Recognition

The Company derives revenues from product (software and data) licenses, product maintenance and professional services. Maintenance includes bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services primarily consists of consulting, analytical services, tech support and training.

The Company sells its products and services primarily through a direct sales team, Value Added Resellers, Distributors and Original Equipment Manufacturer (OEM) Partners.

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

The Company also uses the residual method under SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company's product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method the Company defers the value of the discount and recognizes such discount to revenue as the related product or service is delivered.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

1.     Summary of Significant Accounting Policies (continued)

Product revenue: Revenue from product licenses is recognized upon the shipment of product or the granting of licenses and when all other revenue recognition criteria are met, in accordance with SOP 97-2.

Postcontract customer support (PCS): PCS, inclusive of technical support and maintenance, may be bundled with an initial licensing fee or sold separately. In either case, the fair value of the PCS arrangement is recognized ratably over the term of the agreement, generally over a one to two year period.

Multiple element arrangements. Multiple-element arrangements of the Company consist primarily of software licenses sold with 1-year maintenance arrangements. Maintenance arrangements are sold separately and accordingly, vendor specific objective evidence ("VSOE") is determinable. Fees for multiple-element arrangements are allocated to the various elements of the arrangement based on the fair values of the elements. The fair value used to allocate to the elements is based on VSOE of fair values of the elements. VSOE is determined by the price charged when the same element is sold separately.

Services revenue: Revenue from services such as consulting, analytical services and training are recognized when the services are delivered. Services are generally delivered under a time and materials or milestone contract. Under a time and materials contract, services are billed and revenue is recognized as the services are performed. Under a milestone contract, services are billed and revenue is recognized when the contract stated milestone is completed.

Acceptance provisions: Some of the Company's product and service arrangements with customers include acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the entire arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer.

Original Equipment Manufacturer (OEM) Revenue: Revenue from products licensed to original equipment manufacturers is recorded when the product has been shipped and all obligations of the Company have been satisfied.

Value Added Reseller (VAR) Sales: Revenue from product sales to distributors and resellers is recorded when related products are shipped and all other revenue recognition criteria are met.

Advertising Costs

The Company expenses all advertising costs as they are incurred.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

1.     Summary of Significant Accounting Policies (continued)

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

Employee Stock Option Plans

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, "amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Income.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

1.     Summary of Significant Accounting Policies (continued)

The Company is required under SFAS 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in millions, except per-share amounts):
Years ended September 30,

	2003	2002	2001

Net income (loss), as reported	$ (1,085)	$ (2,355)	$ 2,883
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(2,944)	(3,129)	(3,476)

Proforma net loss	$ (4,029)	$ (5,484)	$ (593)

Earnings (loss) per share:
Basic, as reported	$ (0.07)	$ (0.16)	$ 0.20
Basic, proforma	$ (0.26)	$ (0.36)	$ (0.04)
Diluted, as reported	$ (0.07)	$ (0.16)	$ 0.19
Diluted, proforma	$ (0.26)	$ (0.36)	$ (0.04)

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options. (For additional information regarding this pro forma information, see Note 12 to the Consolidated Financial Statements.)

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

1.     Summary of Significant Accounting Policies (continued)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation issues already effective for fiscal quarters that began prior to June 15, 2003. For these latter issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. Certain provisions of SFAS No. 149, that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the financial impact of FIN 46 on its financial statements.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

1.     Summary of Significant Accounting Policies (continued)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN 45 incorporates without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement does not have a material impact on the Company's financial statements. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the liability for these agreements as of September 30, 2003 is not material.

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

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

2.     Short-term Investments

At September 30, short-term investments consist of the following:
	2003		2002

	Amortized	Aggregate	Amortized	Aggregate
Type of Investment	Cost	market value	Cost	market value

Preferred stock	$ 9,800	$ 9,800	$ 7,600	$ 7,600
Municipal bonds	2,000	2,000	3,000	3,000
Corporate notes	2,876	2,882	3,940	3,940
Commercial paper	-	-	2,093	2,093

	$ 14,676	$ 14,682	$ 16,633	$ 16,633

Included in other income (expense), net is interest income pertaining to these investments of $332, $535, and $1,264 in 2003, 2002, and 2001, respectively.

An individual who was a board member of the Company as of September 30, 2003 is an officer and shareholder in a financial services firm that provides investment management advisory and custodial services for the Company. At September 30, 2003, this organization was in custody of $15,856 of cash and cash equivalents and short-term investments under an investment management agreement. The Company paid investment management fees to this firm of $43, $46, and $54 in 2003, 2002, and 2001, respectively.

3.     Property and Equipment

Property and equipment consist of the following:
	September 30,

	2003	2002

Computer hardware and software	$ 24,653	$ 22,465
Equipment	1,520	1,274
Furniture and fixtures	4,449	3,652
Land	2,473	2,398
Building and leasehold improvements	19,327	17,790

	52,422	47,579
Accumulated depreciation and amortization	(25,740)	(21,627)

	$ 26,682	$ 25,952

Depreciation and amortization expense for the years ended September 30, 2003, 2002, and 2001 was $5,060, $4,720, and $4,624, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

4.     Product Development Costs

Product development costs consist of the following:
	September 30,

	2003	2002

Product development costs	$ 7,058	$ 6,664
Accumulated amortization	(6,803)	(6,300)

	$ 255	$ 364

Capitalized product development costs for the years ended September 30, 2003, 2002, and 2001 were approximately $213, $280, and $657, respectively.

Amortization of capitalized product development costs for the years ended September 30, 2003, 2002 and 2001 was approximately $351, $710, and $704, respectively.

5.     Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2002, the end of the first quarter of fiscal year 2003. As a result of these annual tests, there was no indication of impairment. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The balance of goodwill as of September 30, 2003 was $12,104. During fiscal year 2003, goodwill was increased by $7,984, due to goodwill acquired, and by $1,255, due to foreign currency translation. As a result, the goodwill balance as of September 30, 2003 was $21,343.

The components of purchased intangible assets are as follows:

		Accumulated		Amortization
September 30, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,617	$ 1,003	3 years
Customer intangibles	4,250	2,432	1,818	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	196	150	3-5 years

Total	$ 7,771	$ 4,245	$ 3,526

		Accumulated		Amortization
September 30, 2002	Gross	Amortization	Net	Period

Technology intangibles	$ 1,455	$ 1,350	$ 105	3 years
Customer intangibles	3,145	1,733	1,412	5-7 years
Other	161	93	68	3 years

Total	$ 4,761	$ 3,176	$ 1,585

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

5.     Goodwill and Purchased Intangible Assets (continued)

Amortization of purchased intangible assets for the years ended September 30, 2003 and 2002 was $1,169 and $926, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

The estimated future amortization expense of purchased intangible assets is as follows:
Fiscal year	Amount

2004	$ 1,142
2005	694
2006	433
2007	387
2008	128
Thereafter	189

6.     Investments

Alps Mapping Co., Ltd.

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading Japanese data provider headquartered in Nagoya, Japan. The Company invested 100,000 Yen (approximately $750) to acquire the 16.7% equity position and 400,000 Yen (approximately $3,700) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In February 2002, the Company redeemed, at face value, one debt instrument of 100,000 Yen (approximately $750). In addition the remaining two debt instruments with warrants were converted into equity, which increased of the Company's ownership in Alps to 49%. This investment is accounted for under the equity method of accounting. As of September 30, 2003 and 2002, $3,138 and $2,866 was included on the Company's balance sheet under the caption "Investment and other assets" pertaining to this investment, respectively. In addition, under an advisory agreement with an investment banking firm in Japan, the Company may be required to make a cash payment of up to $2,000 to the investment banking firm based on the financial performance of Alps over the four fiscal years ending September 30, 2004. Any payment earned under this agreement would be made in the first quarter of fiscal year 2005 and would be accounted for as an addition to goodwill.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

7.     Accrued Liabilities

Accrued liabilities consist of the following:
	September 30,

	2003	2002

Compensation	$ 5,389	$ 3,586
Royalties	5,083	4,258
Marketing	1,094	787
Commissions	1,714	1,356
Acquisition purchase price holdback	750	-
Value added taxes	1,277	1,505
Other	3,219	2,956

	$ 18,526	$ 14,448

8.     Mortgage Payable and Credit Facility

Mortgage Payable

On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The financing arrangement provided for $14,070 in construction financing and was convertible into a term loan upon completion of the construction. As of September 30, 2002, the Company had borrowed $10,500 under this construction mortgage loan. In October 2002, the Company borrowed an additional $3,570 available under the construction loan, bringing the balance outstanding to $14,070. In December 2002, the Company borrowed an additional $1,005 and converted the entire mortgage to a ten-year term loan. Principal together with interest, at a rate of LIBOR plus 2.25%, with a 3.50% minimum, is payable monthly. The total amount borrowed under the mortgage loan agreement was $15,075 million and as of September 30, 2003, the outstanding balance was $14,839.

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that the Company will pay at 6.82%. (The 6.82% interest rate is based on the assumption that the 30-day LIBOR plus 2.25% is 3.5% or higher, due to the 3.5% interest rate minimum, which applies to the mortgage)

Credit Facility

In January 2003, the Company borrowed $3,000 under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 and a final payment of $69, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of September 30, 2003 was $2,714. This term loan is secured by domestic accounts receivable. Additionally, the Company

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

8.     Mortgage Payable and Credit Facility (continued)

has a $6,000 credit facility with a commercial bank that expires on March 31, 2004. As of September 30, 2003 and 2002, there were no outstanding borrowings under this credit facility.

Future minimum payments required under loan agreements that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2003 are $1,172 thousand, 2004; $1,172 thousand, 2005; $1,172 thousand, 2006; $458 thousand, 2007; $315 thousand, 2008 and $13,264 thousand thereafter.

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

Future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 are $221 thousand, 2004; $125 thousand, 2005; $125 thousand, 2006; and $264 thousand, 2007. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 are $5,296 thousand, 2004; $5,093 thousand, 2005; $4,091 thousand, 2006; $3,371 thousand, 2007; $3,338 thousand, 2008 and $2,181 thousand thereafter.

Total rent expense for the years ended September 30, 2003, 2002 and 2001 was approximately $4,657, $4,235 and $3,842, respectively.

Legal Proceedings

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company, seeking a total of $11,000 dollars in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon the Company's motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

9.     Commitments and Contingencies (continued)

remain. In its pleadings on the remaining counterclaims SRC seeks a total of $9,000. However, in its computation of damages made pursuant to court rules, SRC has alleged general damages of $5,100, plus an unspecified amount of special damages. The Company is vigorously defending against all remaining counterclaims.

10.     Income Taxes

Provision for (benefit from) income taxes consists of:

	Year Ended September 30,

	2003	2002	2001

Current:
Federal	($315)	($488)	$ 955
State	21	20	239
Foreign	966	1,475	1,257

	672	1,007	2,451

Deferred income taxes:
Federal	(1,314)	(2,080)	(1,112)
State	(87)	(311)	(191)
Foreign	64	(327)	87

	(1,337)	(2,718)	(1,216)

Provision for income taxes	$ (665)	$ (1,711)	$ 1,235

In 2003, the benefit from income taxes has been increased by research and development tax credits of approximately $276 from the U.S. and $432 from Canada. Additionally, in 2002 the benefit from income taxes has been increased by research and development tax credits of approximately $394 and in 2001 the provision for incomes taxes has been decreased by $745. At September 30, 2003, the Company has approximately $2,807 of research and development tax credit carryforwards, which begin to expire in 2008, approximately $26 of alternative minimum tax credit carryforwards, which have no expiration date, and approximately $242 of foreign tax credit carryforwards which begin to expire in 2003. The Company has approximately $129 of New York State investment tax credit carryforwards, which begin to expire in 2020. The Company has approximately $28,311 of Federal net operating loss carryforwards, which begin to expire in 2021 and $34,476 of state operating loss carryforwards, which begin to expire in 2019.

U.S income (loss) before taxes was $(6,096), $(6,849), and $1,107 for the years ended September 30, 2003, 2002 and 2001, respectively. Foreign income before taxes was $4,346, $2,783, and $3,011 for the years ended September 30, 2003, 2002 and 2001, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

10.     Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows:

	Year Ended September 30,

	2003	2002	2001

Federal statutory income tax rate	(34%)	(34%)	34%
State taxes	(2)	(5)	1
Non-U.S. tax rates, repatriation of earnings and other
net charges associated with prior years	33	(1)	8
Tax-exempt investment income	(1)	-	(3)
Research and development credit	(41)	(10)	(18)
Intangible asset amortization	-	6	7
Valuation Allowance	3	3	2
Other	4	(1)	(1)

	(38%)	(42%)	30%

Deferred income taxes recorded in the consolidated balance sheets at September 30, 2003 and 2002 consist of the following temporary differences:
	US		Non-US

	September 30,		September 30,

	2003	2002	2003	2002

Current deferred tax assets (liabilities):
Accrued expenses	$ 282	$ 202	$ 488	$ 402
Bad debt reserve	112	219	-	-
Inventory	83	97	-	-
Allowance for returns	187	203	-	-
Other current assets	31	26	(59)	(45)

Net current deferred tax assets	695	747	429	357

Long term deferred tax assets (liabilities):
Capitalized product development costs	(91)	(91)	-	-
Tax credit carryovers	3,075	2,744	-	134
Property and equipment	559	409	452	293
Intangible assets	271	503	(184)	(134)
Net Operating Loss	10,765	8,983	-	-
Other non-current assets	301	628	-	-

	14,880	13,176	268	293
Less: Valuation Allowance	260	201	-	-

Net long term deferred tax asset	14,620	12,975	268	293

Net Deferred Tax Assets	$ 15,315	$ 13,722	$ 697	$ 650

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

10.     Income Taxes (continued)

The increase in U.S. deferred tax assets from 2002 to 2003 includes $192 of deferred tax benefit resulting from stock option exercises and the increase in Non-U.S. deferred tax assts from 2002 to 2003 includes $111 resulting from translation adjustment.

The valuation allowance at September 30, 2003 and 2002 was $260 and $201, respectively. The Company is required to assess the realization of the deferred tax assets. Significant changes in circumstances may require adjustments during interim or annual periods. The Company's future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that they will not be realized due to their short carryforward periods. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the benefits realized to date through the restructuring program. The amount of net deferred tax assets actually could vary if there are differences in timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If the forecast is determined to no longer be reliable due to uncertain market conditions or improvement in the results of operations does not continue, the long-term forecast will require reassessment. As a result, the Company may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

The Company has not recognized U.S. deferred income taxes on approximately $9,409 of undistributed earnings of its foreign subsidiaries because management considers such earnings to be permanently reinvested. If the earnings were distributed the Company may be subject to both U.S. income taxes and foreign withholding taxes. In the event such earnings are distributed, the Company may be subject to U.S. income taxes and foreign withholding, net of allowable foreign tax credits or deductions.

11.     Stockholders' Equity

Earnings Per Share

The following represents the basic and diluted earnings per share amounts for the years ended September 30, 2003, 2002, and 2001:
	Year Ended September 30,

	2003	2002	2001

Net income	$ (1,085)	$ (2,355)	$ 2,883

Weighted average shares for basic EPS	15,307	15,041	14,518
Effect of dilutive stock options	-	-	1,035

Weighted average shares and assumed exercise of
stock options for diluted EPS	15,307	15,041	15,553

Basic EPS	$ (0.07)	$ (0.16)	$ 0.20
Diluted EPS	$ (0.07)	$ (0.16)	$ 0.19

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share data)

11.     Stockholders' Equity (continued)

The impact of options for the years ended September 30, 2003 and 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of options had not been anti-dilutive, the effect of dilutive options would have been 191 and 305, respectively. Potentially dilutive stock options of 1,554, 1,102 and 379 were anti-dilutive for the years ended September 30, 2003, 2002, and 2001, respectively.

12.     Employee Stock Purchase and Stock Option Plans

Treasury Shares

During the fiscal years ended September 30, 2003 and 2002, the Company repurchased 47 shares at a cost of $268 and 250 shares at a cost of $1,485, respectively.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,712,500 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the fiscal years ended September 30, 2003, 2002, and 2001, employees purchased 501,291, 294,916, and 134,419 shares, respectively.

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted after June 1996 typically vest over 4 years and expire 10 years from the date of grant. At September 30, 2003, options for 1,564,366 shares were vested and 922,219 were available for future grants under the plans.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share data)

12.     Employee Stock Purchase and Stock Option Plans (continued)

Stock options outstanding were as follows:
	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance, September 30, 2000	2,844,192	$ 8.03

Options granted	615,915	31.41
Options forfeited	(161,508)	17.31
Options exercised	(928,840)	5.90

Balance, September 30, 2001	2,369,759	14.30

Options granted	553,200	9.89
Options forfeited	(247,425)	19.43
Options exercised	(134,630)	5.33

Balance, September 30, 2002	2,540,904	13.32

Options granted	560,700	3.85
Options forfeited	(402,474)	17.70
Options exercised	(104,516)	4.91

Balance, September 30, 2003	2,594,614	10.93

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2002 were as follows:
	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/30/03	Contractual Life	Exercise Price	at 9/30/03	Exercise Price

$3.21 to $4.34	538,532	7.59	$ 3.50	124,732	$ 4.30
$4.50 to $6.17	581,427	5.53	5.41	474,152	5.41
$6.19 to $9.72	586,259	6.60	8.01	412,050	8.00
$9.75 to $22.14	522,812	7.71	12.92	286,498	13.87
$22.17 to $47.25	365,584	7.15	32.46	266,934	31.99

	2,594,614	6.87	$ 10.93	1,564,366	$ 12.09

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except share data)

12.     Employee Stock Purchase and Stock Option Plans (continued)

employee compensation.

The weighted average fair value of options granted under the plans during fiscal years 2003, 2002, and 2001 was $2.28, $9.90, and $20.00, respectively. The weighted average assumptions for the various option plans range from:

	2003	2002	2001

Risk-free interest rate	1.1% to 3.1%	1.6% to 4.7%	3.3% to 5.9%
Expected term	6 months to 6.1 years	6 months to 6.1 years	6 months to 6.2 years
Company's expected volatility	66%	65%	65%
Dividend yield	None	None	None

13.     Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. The Company may at its option contribute up to $0.50 for each $1.00 contributed by a participant to the plan, up to a maximum of 4% of the participant's annual compensation. Compensation expense for the years ended September 30, 2003, 2002, and 2001 was $830, $796, and $822, respectively.

14.     Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 2003, the Company had $8,918 in U.S. banks in excess of insured limits and $2,880 in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

15.     Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services.

The Company conducts business globally and is managed geographically. In addition, during the second half of fiscal 2002, the Company organized its sales, marketing and certain engineering activities into three Strategic Business Units, discussed below. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific, as well as by business unit: location-based intelligence ("LBI"), Predictive Analytics (formerly "aCRM") and location-based services ("LBS").

Geographic Segments

Summarized financial information by geographic segment for 2003, 2002, and 2001, as taken from the internal management accounting system discussed above, is as follows:
	September 30,

	2003	2002	2001

Revenue:
Americas	$ 59,889	$ 50,128	$ 64,849
EAME	32,348	30,246	33,256
Asia/Pacific	14,018	12,224	11,929

Total Revenue	$ 106,255	$ 92,598	$ 110,034

Operating income:
Americas	$ 9,819	$ 9,557	$ 17,740
EAME	8,463	7,405	10,020
Asia/Pacific	5,862	3,637	2,871
Corporate adjustments	(26,227)	(24,843)	(26,129)

Total operating income	$ (2,083)	$ (4,244)	$ 4,502

Depreciation and amortization included in operating income consists of:
Americas	$ 4,729	$ 4,563	$ 6,355
EAME	1,502	1,730	1,648
Asia/Pacific	268	289	466

Total depreciation and amortization	$ 6,499	$ 6,582	$ 8,469

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

15.     Segment Information (continued)

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

The following is revenue and long-lived assets information for geographic locations.
	September 30,

	2003	2002	2001

Revenue:
U.S.	$ 49,672	$ 40,164	$ 53,100
United Kingdom	16,732	15,561	18,091
All other countries	39,851	36,873	38,843

Total Revenue	$ 106,255	$ 92,598	$ 110,034

Long-Lived Assets:
U.S.	$ 43,615	$ 31,302	$ 20,879
United Kingdom	1,982	2,666	3,665
All other countries	10,213	9,655	9,503

Total identifiable assets	$ 55,810	$ 43,623	$ 34,047

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

15.     Segment Information (continued)

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

As discussed above, segment information relating to the SBUs was not available prior to April 1, 2002. SBU revenue and summarized financial information by SBU operating segment for the year ended September 30, 2003, as taken from the internal management accounting system discussed above, is as follows:
		For the year ended September 30,

		2003	2002

Revenue:
LBI		$ 80,848	N/A
Predictive Analytics		24,015	N/A
LBS		1,392	N/A

	Total revenue	$ 106,255	N/A

Operating income (loss):
LBI		$ 3,989	N/A
Predictive Analytics		(2,075)	N/A
LBS		(3,997)	N/A

	Total operating income (loss)	$ (2,083)	N/A

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

15.     Segment Information (continued)

In 2003, 2002, and 2001 no single customer accounted for 10% or more of the Company's revenues.

16.     Acquisitions

Thompson Site Selection Research, Inc.

On January 6, 2003 the Company acquired substantially all of the assets and assumed certain liabilities of Thompson Site Selection Research, Inc. ("Thompson"), a privately held company headquartered in Ann Arbor, Michigan. Thompson is a provider of location-based analytical services and business intelligence software for the retail, restaurant and real estate verticals. The Company expects the acquisition to strengthen its presence in these verticals. The purchase price was $13,500, including acquisition-related costs. In addition, in accordance with the purchase agreement, Thompson may earn up to $6,100 in contingent consideration based on Thompson's profitability following the acquisition. On November 26, 2003, based on the operating performance achieved by Thompson to-date and in order to facilitate the integration of Thompson's operations, the Company has agreed to pay Thompson the full contingent payment, $5,100 of which will be paid on March 1, 2004 and the remaining $1,000 will be paid on October 1, 2004. These payments will be recorded as an addition to goodwill. The Thompson acquisition was financed with $9,900 in cash on hand, $3,000 in borrowings under the Company's bank credit facility, and $556 in cash on hand, paid in April 2003 as a result of the closing balance sheet working capital adjustment. The total of Thompson's net assets acquired by the Company was $2,500. Goodwill recorded as a result of the acquisition totaled $8,000. Intangibles assets acquired, other than goodwill, totaled $3,000. The acquisition is being accounted for as a purchase, and, accordingly, the Company has included the results of operations in the financial statements effective January 6, 2003. The pro forma effects of the Thompson acquisition on the Company's financial statements were not material. Ninety-three employees of Thompson became employees of MapInfo upon the acquisition.

17.     Strategic Restructuring

In response to a reduction in spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company reduced operating expenses during 2002 and 2003. Overall expense reductions included headcount reductions, restructuring of the business model in Japan, and the consolidation of the Company's Canadian operations. As a result of these and other restructuring actions, total Company headcount, excluding 90 employees that were added as a result of the Thompson acquisition (See Note 16 in the Notes to Consolidated Financial Statements below), was reduced to 618 at September 30, 2003 from 681 at September 30, 2002 and from 770 at September 30, 2001.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

17.     Strategic Restructuring (continued)

Employee Severance

The Company paid severance costs during 2003 and 2002 by geographic region as summarized below:

	Year Ended September 30,

	2003		2002

	Number of	Severance	Number of	Severance
	Employees	Cost	Employees	Cost

Geographic Region
Americas	54	$ 1,907	86	$ 1,212
EAME	9	236	5	32
Asia/Pacific	0	-	10	205

Total	63	$ 2,143	101	$ 1,449

As of September 30, 2002, the Company had an accrual balance of $216 for future severance obligations, which was paid during fiscal year 2003. During fiscal year 2003, $2,143 of severance cost was expensed. As of September 30, 2003, $260 of this severance expense was not yet paid and was outstanding on the balance sheet of the Company. These severance obligations will be satisfied no later than March 2004.

Japan office closure and business model restructure

In Japan, the Company increased its ownership position in February 2002 in Alps Mapping Co. Ltd., from 17% to 49%, and granted Alps exclusive distribution rights in Japan to MapInfo's software products. (See Note 6 above). This enabled the Company to close its sales office in Japan during the second quarter of fiscal year 2002. The estimated cost for the restructure of the Japan business model and closing the Japan sales office was approximately $250, which consisted primarily of employee termination costs and legal expenses.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2004 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                      MANAGEMENT

The response to this item is contained in the Company's 2004 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

PART III (continued)

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2004 Proxy Statement under the caption "Certain Employment Agreements" and is incorporated herein by reference.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

                      ON FORM 8-K

(a)     See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the years ended September 30, 2003, 2002, and 2001 included in Item 15(d):

Schedule VIII -     Valuation and Qualifying Accounts

Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(b)     Reports on Form 8-K

On July 22, 2003, MapInfo furnished a current report on Form 8-K under Items 9 and 12, containing a copy of its earnings release for the period ended June 30, 2003 (including financial statements).

(c)     See the attached Exhibit Index and the exhibits referenced therein.

(d)     See attached Financial Statement Schedule.

Listing of Exhibits
EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant, as Amended. (A)

3.2	Amended By-Laws of the Registrant, as of September 30, 2002. (A)

4	Specimen Certificate for shares of the Registrant's Common Stock. (A)

10.1+	1993 Stock Incentive Plan, as amended to date. (C)

10.2+	1993 Director Stock Option Plan, as amended to date. (C)

10.3+	Employment Agreement dated October 1, 2003 by and between the Registrant and Mark Cattini.

10.4+	Employment Agreement dated October 1, 2003 by and between the Registrant and John C. Cavalier.

10.5+	Employment Agreement dated October 1, 2003 by and between the Registrant and K. Wayne McDougall.

10.6+	Employment Agreement dated October 1, 2003 by and between the Registrant and Michael Hickey.

10.7+	Employment Agreement dated October 1, 2003 by and between the Registrant and Gavin Lennox.

10.8+	Employment Agreement dated October 1, 2003 by and between the Registrant and George Moon

10.9+	Employment Agreement dated October 1, 2003 by and between the Registrant and Bert Tobin.

10.10+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini.

10.11+	Employee Patent, Confidential Information and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (F)

10.12+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of September 4, 2002 by and between the Registrant and K. Wayne McDougall. (H)

10.13+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of June 3, 1995 by and between the Registrant and Michael Hickey.

10.14+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 28, 2002 by and between the Registrant and Gavin Lennox. (I)

10.15+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement by and between the Registrant and George Moon.

10.16+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 15, 1996 by and between the Registrant and Bert Tobin.

10.17	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (F)

10.18	Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001 (C)

10.19	First Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (C)

10.20	Second Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (C)

10.21+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Stock Option Plan, as amended. (A)

10.22+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Director Stock Option Plan, as amended. (A)

10.23	Amended and Restated Mortgage and Security Agreement dated December 18, 2002 by and between Rensselaer County Industrial Development Agency and MapInfo Realty, LLC (I)

10.24	Amended and Restated Promissory Note dated December 18, 2002 by and between MapInfo Realty, LLC and Charter One Bank, F.S.B. (I)

10.25	Amended and Restated Guaranty Agreement dated December 18, 2002 by and between the Registrant and Charter One Bank, F.S.B. (I)

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

____________

(A)     Incorporated herein by reference from the exhibits to the Form 10-K for the year-ended September 30, 2002.

(B)     Incorporated herein by reference from the exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-72866).

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

(G)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 2003.

(H)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2003.

(I)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 2002.

+      Management contract or compensation plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2003

ITEM 15(d)

FINANCIAL STATEMENT SCHEDULE

MapInfo Corporation and Subsidiaries

Valuation and Qualifying Accounts

Schedule VIII

(Dollars in thousands)

	Column B	Column C		Column D	Column E

Column A	Balance at	Additions	Additions		Balance at

	beginning	charged to	charged to		end of
Description	of period	expense, net	other accounts	Deductions	period

Year ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,749	1,707	283(2)	(1,081)(1)	$ 2,658
Year ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,658	(306)	303(2)	(166)(1)	$ 2,489
Year ended September 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,489	(61)	217(2)	(463)(1)	$ 2,182

(1)	Uncollectible accounts written off.
(2) Allowance for sales returns.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION

(Registrant)
By:	/s/ MARK P. CATTINI
Mark P. Cattini

President and Chief Executive Officer

Date:	December 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME	TITLE	DATE

/s/ Mark P. Cattini	President and Chief Executive Officer	December 10, 2003

Mark P. Cattini	(Principal Executive Officer)

/s/ JOHN C. CAVALIER	Chairman of the Board	December 10, 2003

John C. Cavalier

/s/ K. Wayne McDougall	Vice President, Treasurer	December 10, 2003

K. Wayne McDougall	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Thomas L. Massie	Director	December 10, 2003

Thomas L. Massie

/s/ Robert Schechter	Director	December 10, 2003

Robert Schechter

/s/ Joni Kahn	Director	December 10, 2003

Joni Kahn

/s/ Quinn H. Tran	Director	December 10, 2003

Quinn H. Tran