Form 10-Q
period 2003-12-31
MAPINFO CORP
filed 2004-02-12
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003
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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of January 30, 2004 was 15,695,207.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2003

INDEX
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three months ended December 31, 2003 and 2002	1

	Balance Sheets
	as of December 31, 2003 and September 30, 2003	2

	Cash Flows Statements
	for the three months ended December 31, 2003 and 2002	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	23

ITEM 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Exhibit Index		27

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended December 31,

	2003	2002

Net revenues:
Products	$ 22,415	$ 18,670
Services	6,172	2,192

Total net revenues	28,587	20,862

Cost of revenues:
Products	4,444	3,725
Services	3,917	2,104

Total cost of revenues	8,361	5,829

Gross profit	20,226	15,033

Operating expenses:
Research and development	5,077	4,841
Selling and marketing	10,221	9,854
General and administrative	3,818	3,525

Total operating expenses	19,116	18,220

Operating income (loss)	1,110	(3,187)
Interest income	85	146
Interest expense	(303)	(140)
Other income (expense) - net	169	32

Interest and other income (expense), net	(49)	38

Income (loss) before provision for income taxes	1,061	(3,149)
Provision for (benefit from) income taxes	424	(1,260)

Net income (loss)	$ 637	$ (1,889)

Earnings (loss) per share:
Basic	$ 0.04	$ (0.12)
Diluted	$ 0.04	$ (0.12)

Weighted average shares outstanding:
Basic	15,651	15,145
Diluted	16,120	15,145

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	December 31,	September 30,
	2003	2003

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 21,245	$ 20,153
Short-term investments, at amortized cost	14,147	14,676

Total cash and short-term investments	35,392	34,829
Accounts receivable, less allowance of $2,209 and $2,182
at December 31, 2003 and September 30, 2003, respectively	23,518	23,338
Inventories	422	400
Deferred income taxes	1,152	1,124
Other current assets	2,746	2,583

Total current assets	63,230	62,274
Property and equipment - net	26,200	26,682
Product development costs - net	671	255
Deferred income taxes	14,902	14,888
Goodwill - net	27,886	21,343
Other intangible assets - net	3,259	3,526
Investments and other assets	4,076	4,004

Total assets	$ 140,224	$ 132,972
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,329	$ 1,393
Accounts payable	3,110	2,814
Accrued liabilities	24,001	18,526
Deferred revenue	12,778	13,009
Income taxes payable	293	239

Total current liabilities	41,511	35,981
Long-term debt	16,569	16,895
Deferred revenue, long term	194	278
Other long-term liabilities	273	532

Total liabilities	58,547	53,686

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	31	31
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	53,418	53,105
Retained earnings	26,362	25,725
Accumulated other comprehensive loss	1,866	425

Total stockholders' equity	81,677	79,286

Total liabilities and stockholders' equity	$ 140,224	$ 132,972

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Three months
	Ended December 31,

	2003	2002

Cash flows from (used for) operating activities
Net income (loss)	$ 637	$ (1,889)
Depreciation and amortization	1,633	1,614
Allowance for accounts receivable	3	56
Tax benefit from option exercises	62	15
Provision for deferred income taxes	-	(733)
Changes in operating assets and liabilities:
Accounts receivable	674	2,016
Inventories	(58)	36
Other current assets	(7)	(616)
Accounts payable and accrued liabilities	(1,003)	(1,768)
Deferred revenue	(872)	(760)
Income taxes	150	(97)

Net cash from (used for) operating activities	1,219	(2,126)

Cash flows from (used for) investing activities
Additions to property and equipment	(351)	(772)
Capitalized product development costs	(545)	(15)
Acquisition of business and technology	(158)	(26)
Short-term investments, net	529	(606)

Net cash used for investing activities	(525)	(1,419)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(389)	-
Proceeds from mortgage payable	-	4,575
Proceeds from exercise of stock options and ESPP purchases	251	242

Net cash from (used for) financing activities	(138)	4,817

Effect of exchange rates on cash and cash equivalents	536	(55)

Net change in cash and equivalents	1,092	1,217
Cash and equivalents, beginning of period	20,153	19,496

Cash and equivalents, end of period	$ 21,245	$ 20,713

The Company acquired furniture and fixtures of $-0- and $733 thousand in the three months ended December 31, 2003 and 2002, respectively, under capital lease obligations.

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

The September 30, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 2003 and 2002.

	Three months Ended December 31,

	2003	2002

	(Amounts in thousands,
	except per share data)

Net income (loss)	$ 637	$ (1,889)
Net income (loss)

Weighted average shares for basic EPS	15,651	15,145
Effect of dilutive stock options	469	-

Weighted average shares and assumed exercise of
stock options for diluted EPS	16,120	15,145

Basic EPS	$ 0.04	$ (0.12)
Diluted EPS	$ 0.04	$ (0.12)

The impact of stock options for the three months ended December 31, 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of stock options had not been anti-dilutive, the effect of dilutive stock options would have been 89 thousand shares for the three months ended December 31, 2002. Outstanding stock options, with an exercise price equal to or greater than the average market price of the Company's common stock for the three months ended December 31, 2003 and 2002 were 963 thousand shares and 1,770 thousand shares, respectively.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

3.  Comprehensive Income

Comprehensive income (loss) was as follows:

	Three months Ended December 31,

	2003	2002

	(In thousands)

Net income (loss)	$ 637	$ (1,889)
Derivative valuation adjustment	289	-
Change in accumulated translation adjustments	1,152	(71)

Total comprehensive income (loss)	$ 2,078	$ (1,960)

4.  Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that the Company will pay at 6.82%. (The 6.82% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is a minimum of 3.5%, based on the terms of the mortgage agreement). The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133.

For the quarter ended December 31, 2003, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $307 thousand. The current portion of $34 thousand is included on the balance sheet under the caption Accrued liabilities and the long-term portion of $273 thousand is included under the caption Other long-term liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized $131 thousand and zero in interest expense related to the swap for the three months ended December 31, 2003 and 2002, respectively.

5.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, training and technical support services.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EAME (Europe, Africa and the Middle East) and Asia-Pacific.

Effective October 1, 2003, the Company is no longer organized into strategic business units. Therefore, the Company will no longer report segment information based on strategic business units. The Company's geographic segments are discussed below.

Geographic Segments

Summarized financial information by geographic segment for the three months ended December 31, 2003 and 2002, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended December 31,

	2003	2002

Net revenues:	(in thousands)
Americas	$ 16,523	$ 10,611
EAME	8,731	7,492
Asia-Pacific	3,333	2,759

Total net revenues	$ 28,587	$ 20,862

Operating income (loss):
Americas	$ 3,949	$ 505
EAME	2,711	1,597
Asia-Pacific	1,032	1,005
Corporate adjustments:
R&D	(3,411)	(3,495)
Marketing	(1,898)	(1,792)
G&A	(1,273)	(1,007)

Total operating income (loss)	$ 1,110	$ (3,187)

The operating income by segment above differs from the amounts presented under accounting principles generally accepted in the United States of America because the Company does not allocate certain costs for research and development, marketing, and general and administrative activities to the geographic locations. The table above reconciles the operating income (loss) by geographic segment to operating income (loss) as reported on the Income Statements by including adjustments for certain unallocated costs.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Commitments and Contingencies

In December 2002, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance its 150,000 square foot Corporate Headquarter facility, which was constructed in 2002 in Troy, New York, and the related land lease. This financing arrangement is a ten-year term loan with principal and interest, at a rate of LIBOR plus 2.25%, with a minimum rate of 3.5%, payable monthly. Per the agreement, there is an annual Debt Service Coverage Ratio covenant, with which the Company was in compliance. The total amount borrowed under the term loan agreement was $15.1 million and as of December 31, 2003, the outstanding balance was $14.8 million.

In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-two equal installments along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of December 31, 2003 was $2.5 million. Additionally, the Company has a $6.0 million credit facility with a commercial bank that expires on March 31, 2004. As of December 31, 2003 and 2002, there were no outstanding borrowings under this credit facility. Amounts outstanding under both the term-loan and the credit facility are collateralized by domestic accounts receivable.

Legal Proceedings

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company, seeking a total of $11.0 million in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon the Company's motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its pleadings on the remaining counterclaims, SRC seeks a total of $9.0 million. However, in its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million, plus an unspecified amount of special damages. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, during the second quarter of fiscal year 2003, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2002. As a result of these annual tests, there was no indication of impairment. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The balance of goodwill as of September 30, 2003 was $21.3 million. During the quarter ended December 31, 2003, goodwill increased by $6.1 million due to the contingent payment that the Company has agreed to pay Thompson, pursuant to the terms of the Thompson purchase agreement, and $472 thousand due to foreign currency translation. As a result, the goodwill balance as of December 31, 2003 was $27.9 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated		Amortization
December 31, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,695	$ 925	3 years
Customer intangibles	4,250	2,596	1,654	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	221	125	3-5 years

Total	$ 7,771	$ 4,512	$ 3,259

		Accumulated		Amortization
September 30, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,617	$ 1,003	3 years
Customer intangibles	4,250	2,432	1,818	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	196	150	3-5 years

Total	$ 7,771	$ 4,245	$ 3,526

Amortization of purchased intangible assets for the three-month periods ended December 31, 2003 and 2002 was $325 thousand and $198 thousand, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives. However, there can be no assurance that a future reassessment of useful lives will not result in a charge to earnings.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

The estimated annual amortization expense of purchased intangible assets for fiscal year 2004 and beyond is as follows (in thousands):

Fiscal year	Amount

2004	$ 1,185
2005	651
2006	480
2007	480
2008	480
Thereafter	250

8.  Stock Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended September 30, 2003. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, in its discussion of stock-based employee compensation.

	Three months ended December 31,
	2003	2002

	(In thousands, expect per share data)
Net income (loss), as reported	$ 637	$ (1,889)
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(561)	(805)

Proforma net income (loss)	$ 76	$ (2,694)

Earnings (loss) per share:
Basic and diluted, as reported	$ 0.04	$ (0.12)
Basic and diluted, proforma	$ 0.00	$ (0.18)

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

9.  Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning October 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the financial impact of FIN 46 on its financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

MapInfo Corporation designs, develops, licenses, markets and supports location-based software and data products, application development tools and industry-focused solutions. We also provide related consulting, training and technical support services. We sell our products and services through multiple distribution channels, including a corporate account sales force, a telemarketing sales group, and an indirect channel of value-added resellers and distributors. Our products are translated into 20 languages and sold in 60 countries throughout the world. We market our products worldwide through sales offices in North America, the United Kingdom, Germany, and Australia, and in the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company's future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In this Form 10-Q, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements: as to the sufficiency of funds to meet operating requirements for the next 12 months; as to our expansion of facilities in Troy, New York and the projected vacancy rate of those facilities; as to the impact of our operating-cost reduction measures; as to the intended use of the common stock repurchased under the common stock repurchase program; as to the potential impact of certain accounting pronouncements on our future financial reports and results; and as to the impact of the Thompson acquisition. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Outlook: Issues and Risks". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operation are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, restructuring, contingencies and litigation, on an on-going basis. The estimates are based on historical experience and on various assumptions that management believes are reasonable. When the basis for carrying values of assets and liabilities are not apparent from other sources, they are determined from these estimates. Our actual results may differ from these estimates under different conditions or assumptions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Allowance for Doubtful Accounts and Sales Returns. We record reductions to revenue for estimated product returns. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be recognized. Our estimate for the allowance for doubtful accounts and sales returns is based on historical collections and sales returns experience. In addition, we review the status of the current trade receivables, reserving amounts deemed to pose a material collection or sales return risk.

  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (SOP 97-2), and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". In accordance with SOP 97-2, we recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. In general, revenue related to postcontract customer support ("PCS"), including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. In general, revenue from customer training, consulting and other services is recognized when the service is performed.

  Impairment of Intangible Assets. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of three to ten years, with the exception of certain trademarks, which have been determined to have an indefinite useful life and therefore are not subject to amortization. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management's determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

  Goodwill Impairment. Effective October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, we do not amortize goodwill. We test goodwill for impairment on an annual basis or when a triggering event occurs and write down goodwill if it is determined that the asset has been impaired.

  Investments Impairment. We hold minority interests in companies having operations or technology in areas within our strategic focus. We record an investment impairment charge when an investment has experienced a decline in value that we believe is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value. This may require an impairment charge in the future.

  Deferred Tax Assets. At December 31, 2003, we had net deferred tax assets of $16.1 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that, they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	December 31,	%	December 31,
	2003	Change	2002

Net Revenues
Products	$ 22,415	20%	$ 18,670
Services	6,172	182%	2,192

Total net revenues	28,587	37%	20,862

Cost of revenues:
Products	4,444	19%	3,725
Services	3,917	86%	2,104

Total cost of revenues	8,361	43%	5,829

Gross profit	$ 20,226	35%	$ 15,033
Gross profit %	70.8%		72.1%

Revenues for the first quarter of fiscal year 2004 increased 37%, or $7.7 million, to $28.6 million from $20.9 million in the same period a year ago. The January 6, 2003 acquisition of Thompson Site Selection Research, Inc. ("Thompson") accounted for $4.5 million of the revenue increase during the first quarter. Approximately $4.0 million of the $7.7 million increase was attributable to increased revenues from services, primarily due to Thompson, which added $3.4 million in services revenue in the first quarter. Product revenues, which include software, data and solutions, increased by $3.7 million, or 20%, compared to the first quarter of the prior year. Thompson's product revenues were $1.1 million for the first quarter. On a geographic basis, revenues in the Americas increased $5.9 million, or 56%, compared to the same period a year ago, inclusive of Thompson revenue of $4.5 million. Europe revenues increased $1.2 million, or 17%, and revenues in Asia-Pacific increased $574 thousand, or 21%, when compared to the same period a year ago. The strengthening of foreign currencies against the U.S. dollar added $1.5 million to first quarter 2004 revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Cost of revenues as a percentage of revenues increased to 29.2% in the first quarter of 2004 from 27.9% in the same period a year ago. As a result, the gross profit margin decreased to 70.8% from 72.1% in the comparable period from the prior year. The lower margins are primarily attributable to increased services revenue, and the related costs, from the January 2003 Thompson acquisition. In general, services generate a lower gross profit margin than do products.

Operating Expenses
(Dollars in thousands)

	December 31,	%	December 31,
	2003	Change	2002

Research and development	$ 5,077	5%	$ 4,841
Percentage of net revenues	17.8%		23.2%

Selling and marketing	$ 10,221	4%	$ 9,854
Percentage of net revenues	35.8%		47.2%

General and administrative	$ 3,818	8%	$ 3,525
Percentage of net revenues	13.4%		16.9%

Research and development (R&D) expenses increased 5% to $5.1 million in the first quarter of fiscal 2004 from $4.8 million in the prior year period. Thompson's R&D expenses were $177 thousand in the quarter. At December 31, 2003, R&D headcount was 187, inclusive of five Thompson employees, compared to 193 at the end of the first quarter in the prior year. As a percentage of revenues, R&D expenses decreased to 17.8% in the first quarter of fiscal 2004 compared to 23.2% in the prior year comparable period.

Selling and marketing expenses increased 4% in the first quarter of fiscal year 2004 to $10.2 million from $9.9 million in the first quarter of fiscal 2003. The increase was due to Thompson's selling and marketing expenses of $737 thousand and $260 thousand in increased rent expense resulting from the abandonment of two office leases in the Americas, offset by a 10% reduction in sales and marketing headcount. At December 31, 2003, selling and marketing headcount was 233, inclusive of 16 Thompson employees, compared to 239 at the end of the first quarter in the prior year. As a percentage of revenues, selling and marketing expenses in the first quarter decreased to 35.8% from 47.2% a year ago.

General and administrative (G&A) expenses increased by 8% to $3.8 million in the first quarter of fiscal year 2004 from $3.5 million in 2003. Thompson's G&A expenses were $123 thousand for the first quarter of fiscal year 2004. The increase in G&A costs in the first quarter of fiscal year 2004 was primarily due to Thompson and increased professional fees. At December 31, 2003, G&A headcount was 121, inclusive of three Thompson employees, compared to 121 at the end of the first quarter in the prior year. As a percentage of revenues, G&A expenses in the first quarter decreased to 13.4% from 16.9% in the prior year comparable period.

Interest and other income (expense), net
(Dollars in thousands)

	December 31,	%	December 31,
	2003	Change	2002

Interest and other income (expense), net	$ (49)	-229%	$ 38

Interest and other income (expense), net in the first quarter of fiscal 2004 of ($49) thousand was $87 thousand lower than the first quarter of the prior year. Interest expense increased by $163 thousand in the first quarter of fiscal year 2004, offset by a decrease in losses due to foreign currency of $82 thousand.

Provision for (benefit from) income taxes
(Dollars in thousands)

	December 31,	%	December 31,
	2003	Change	2002

Provision for (benefit from) income taxes	$ 424	-134%	$ (1,260)

The income tax expense in the first quarter of fiscal year 2004 is due to the pre-tax income versus an income tax benefit in the prior year due to a pre-tax loss. The effective income tax rate was 40% in the quarters ended December 31, 2003 and 2002.

Financial Condition

Our cash and short-term investments totaled $35.4 million at December 31, 2003 compared to $34.8 million at September 30, 2003. Our investment portfolio consisted primarily of short-term, investment grade marketable securities.

Net cash from operating activities was $1.2 million for the first quarter of fiscal 2004 compared to net cash used from operating activities of $2.1 million for the same period in fiscal 2003. Cash from operating activities in the first quarter of fiscal 2004 resulted primarily from, among other things, net income, depreciation and amortization and collections of accounts receivable, offset by the reductions in accounts payable and accrued liabilities, and deferred revenue. Net cash used for investing activities was $525 thousand, which consisted of fixed asset additions of $351 thousand, capitalized product development costs of $545 thousand, and a technology investment of $158 thousand, offset by a reduction of short-term investments of $529 thousand. Net cash used for financing activities was $138 thousand due to repayments of debt obligations of $389 thousand offset by proceeds from the exercise of stock options of $251 thousand.

Our long-term debt, including the current portion, at December 31, 2003 totaled $17.9 million, which consisted of $14.8 million in mortgage payable, $2.5 million in term loan payable, and $639 thousand in capital lease financing. Additionally, we have a $6.0 million credit facility with a bank that expires on March 31, 2004. As of December 31, 2003, there were no outstanding borrowings under this credit facility.

On November 26, 2003, we agreed to pay Thompson the $6.1 million contingent payment pursuant to the terms of the Thompson purchase agreement, $5.1 million of which will be paid on March 1, 2004; the remaining $1.0 million will be paid on October 1, 2004.

In July 2002, the Board of Directors authorized us to repurchase from time to time up to $10.0 million of our Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. We intend to use the repurchased shares for issuance upon exercise of employee stock options, purchases under our stock purchase plan, or other corporate purposes. The repurchase program will be funded using our working capital. We did not make any purchases under this program during the first quarter of fiscal year 2004. Under this repurchase program, we have purchased a total of 297,057 shares totaling approximately $1.8 million to date.

For information regarding a legal proceeding, see Part II Item 1 to the Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet our operating and capital requirements, including the remaining purchase price payments for the acquisition of Thompson, for the next twelve months. Factors that could adversely affect our financial condition include a decrease in revenues, the stock repurchase program and increased costs associated with acquisitions.

Off Balance Sheet Arrangements

During the first fiscal quarter of fiscal year 2004, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities,

  material trading activities in non-exchange traded commodity contracts, or material transactions with person or entities that benefit from their non-independent relationship with us.

New Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us beginning October 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the financial impact of FIN 46 on our financial statements.

Outlook: Issues and Risks

In addition to the other information in this Quarterly Report on Form 10-Q, the following issues and risks, among others, should be considered in evaluating our outlook and future.

Variability of quarterly operating results. Our quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses or increase revenues at a level sufficient to offset increases in expenses, the level of technology spending, and the activities of competitors. In addition, the sales cycle timing, particularly in the vertical markets that we are focusing on, is unpredictable and may contribute to the variability of our quarterly operating results. Because a high percentage of our expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. A significant portion of our product revenues in each quarter result from software and data licenses issued in that quarter. Accordingly, our ability to accurately forecast future revenues and income for any period is necessarily limited. Also, we could experience continuing reduced revenues from telecommunications and Internet companies as a result of decreased spending in those industries.

Competition. We encounter significant competition in the market for business mapping systems worldwide. Some of our competition may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than we do. Future consolidation within this market may adversely impact our ability to compete. Increased competition may lead to pricing pressures that could adversely affect our gross margins. Prices of software in Europe and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. Such price uplifts could erode in the future.

New products and technological change. The mapping software and information business is characterized by extremely rapid technological change, evolving industry standards, and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products and to create new products. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. During recent years, we introduced a number of new or substantially updated releases of products, including Routing J Server, TargetPro® , Envinsa™ , MapMarker® and MapInfo Discovery™ . Our future success depends, in part, upon customer and market acceptance of these new products and initiatives. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations. There can be no assurance that we will successfully complete the development of new or enhanced products or successfully manage transitions from one product release to the next.

Risks associated with international operations. Revenues outside the United States represented approximately 51% of our revenues in the first quarter of fiscal year 2004. The international portion of our business is subject to a number of inherent risks, including the difficulties in building and managing international operations, reliance on financial commitments from certain international distributors, difficulties in localizing products and translating documentation into foreign languages, fluctuations in import/export duties and quotas, and regulatory, economic, or political changes in international markets. Our operating results are also affected by exchange rates. Approximately 35% of our revenues in the first quarter of fiscal year 2004 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

Risks associated with our ability to execute on our strategic plan. Our increasing focus on vertical markets, such as telecommunications, retail, public sector, and insurance and financial services, is an integral part of our overall strategic plan. Opportunities in these markets are hard to predict. If customer demand does not grow as anticipated or our products and services are not accepted in these markets it could have a material adverse effect on our business and results of operations.

Risks associated with acquisitions and investments. We have made a number of acquisitions and investments, including our acquisition of Thompson in January 2003, and will continue to review future acquisition and investment opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, among other things, possible decreases in capital resources or dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns, a limited ability to predict future operating results of an acquired business and the potential loss of key employees and customers of the acquired company. In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

Risks associated with financing activities. In addition, any financing activities we undertake, whether to fund acquisitions, operations, growth, or otherwise, could adversely affect our financial condition or results or result in dilution to existing stockholders. Additional loans could require us to pay a greater amount of interest. The sale of stock would result in dilution to existing stockholders. Any financing transaction could result in our becoming subject to covenants that could impede our ability to manage our operations, raise additional capital or undertake acquisitions or other strategic transactions.

Intellectual property rights. We regard our software as proprietary and attempt to protect it with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements, patents and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products, reverse engineer or obtain and use information we regard as proprietary. In addition, our shrink-wrap licenses, under which we license our products, may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations. Furthermore, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. Any such assertion could require us to enter into royalty arrangements or result in costly litigation.

Potential volatility of stock price. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including us. Factors such as announcements of new products by us or our competitors, litigation involving us, quarterly fluctuations in our financial results or other software companies' financial results, shortfalls in our actual financial results compared to results previously forecasted by stock market analysts, our stock repurchase program, and general conditions in the software industry and conditions in the financial markets could cause the market price of our Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of our Common Stock. Such a decline could adversely impact our ability to attract and retain employees, acquire other companies or businesses and raise capital.

Reliance on attracting and retaining key employees. Our continued success will depend in large part on our ability to attract and retain highly qualified technical, managerial, sales and marketing, executive, and other personnel. Competition for such personnel is intense. There can be no assurance that we will be able to continue to attract or retain such personnel. Loss of key personnel or changes in management could have an adverse impact on our financial condition and results of operations.

Reliance on third parties. We rely in part on resellers and independent developers for the development of specialized data products that use our software. Failure by such resellers or independent developers to continue to develop such data products, or changes in the contractual arrangements with such resellers or independent developers, could have a material adverse effect on our business and results of operations.

Prices. Future prices we are able to obtain for our products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on our business and results of operations.

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

Risks associated with distribution channels. We primarily market and distribute our products in North America, Europe and Australia through our telesales, outside sales force and through third-party resellers. In the rest of the Asia-Pacific region, our products are marketed and distributed through exclusive and non-exclusive distribution relationships. While we have contractual agreements with such resellers and distributors, these entities are not our employees and, accordingly, we cannot control their continued performance. There can be no assurance that we will be able to retain our current resellers and distributors, that the resellers and distributors will perform to our expectations, or that we will be able to expand our distribution channels by entering into arrangements with new resellers and distributors in our current markets or in new markets.

Risks associated with reliance on services revenue. We have increased our services business with the acquisition of Thompson during fiscal year 2003. Services revenue comprised 22% of total first quarter revenue in fiscal year 2004 versus 11% in the first quarter of fiscal year 2003. There can be no assurance that we will be able to continue to increase or maintain this level of services revenue. Loss of any large customer in the services business could have an adverse impact on our financial condition or results of operations.

Effect of reduced demand and uncertainties in the telecommunications industry. The telecommunications industry is experiencing continuing consolidation of industry participants. As a result, our operating results could continue to become increasingly dependent on a smaller number of telecommunication customers. Also, continuing declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. Revenues from telecommunication customers accounted for approximately 21% of our net revenues in the first quarter of fiscal year 2004. Significant further reductions in orders from the telecommunication industry could have a material adverse effect on our operating results and financial condition.

Effects of economic slowdown. The stock market decline and broad economic slowdown have affected the demand for software products and related services, lengthened sales cycles and decreased technology spending for many of our customers and potential customers. These events have adversely impacted our revenues since 2001, particularly in the United States, and could have a material effect on us in the future, including without limitation, on our future revenues and earnings.

Risks associated with cost reduction measures. During the year ended September 30, 2003, we restructured our operations, including decreasing headcount on our base business, excluding Thompson, by approximately sixty-three employees. During restructuring operations in fiscal year 2002, we decreased headcount by approximately ninety employees. The restructuring and reductions in force could have an adverse impact on our business, including our ability to attract and retain customers or employees, and the timing of release of new products and services. We cannot provide any assurance that restructuring will achieve the desired financial benefits, nor can we provide any assurance that the reduction in headcount will not have an adverse impact on our business or future operating results.

Risks associated with litigation. See Part II, Item 1 of this Quarterly Report on Form 10-Q. There can be no assurance we will not be adversely affected by this proceeding or other proceedings to which we might be a party in the future.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved first quarter revenue growth by approximately $1.5 million, or 7 percentage points. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $15.9 million (which approximates the average amount invested in these securities during the first quarter of fiscal year 2004), each 1-percentage point decrease in the applicable interest rate would result in a $159 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 we entered into an interest rate swap agreement to convert our variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the loan. The variable interest rate on the mortgage loan is the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 6.82%. (The 6.82% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is a minimum of 3.5%, based on the terms of the mortgage agreement). The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. We account for this interest rate swap in accordance with SFAS No. 133.

For the quarter ended December 31, 2003, the fair value of the swap agreement, which represents the cash we would pay to settle the agreement, was $307 thousand. The current portion of $34 thousand is included on the balance sheet under the caption Accrued liabilities and the long-term portion of $273 thousand is included under the caption Other long-term liabilities. We record the payments or receipts on the agreement as adjustments to interest expense. We recognized $133 thousand and zero in interest expense related to the swap for the three months ended December 31, 2003 and 2002, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MapInfo Corporation

Part II. Other Information

Item 1. Legal Proceedings

On August 5, 2002, we filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed to us by SRC under contractual obligations. SRC answered and asserted fifteen counterclaims against us, seeking a total of $11.0 million dollars in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon our motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its pleadings on the remaining counterclaims, SRC seeks a total of $9.0 million. However, in its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million, plus an unspecified amount of special damages. We are vigorously defending against all remaining counterclaims. In addition, we have amended our complaint against SRC to add five claims relating to unauthorized distribution of our products and copyright infringement.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K
On October 30, 2003, MapInfo furnished a current report on Form 8-K under Item 12, containing a copy of its earnings release for the period ended September 30, 2003 (including financial statements).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: February 12, 2004	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit
10.1	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of January 14, 2004 by and between the Registrant and John C. Cavalier.

10.2	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of January 13, 2004 by and between the Registrant and Mark Cattini.

10.3	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of January 13, 2004 by and between the Registrant and Gavin Lennox.

10.4	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of January 19, 2004 by and between the Registrant and Michael Hickey.

10.5	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of January 13, 2004 by and between the Registrant and Bert C. Tobin.

10.6	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of January 28, 2004 by and between the Registrant and George Moon.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).