Form 10-K/A
period 2003-09-30
MAPINFO CORP
filed 2004-04-02
CIK 916238

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

EXPLANATORY NOTE

     The purpose of this amendment is to file the registrant's bylaws, as amended as of January 31, 2003, as Exhibit 3.2. The amendments reflected in the bylaws filed hereby amend Sections 2.8 and 2.12 thereof to provide that (1) the registrant may provide notice of any special meeting of the registrant's board of directors by sending such notice by electronic submission and (2) any action by written consent in lieu of a meeting by the registrant's board of directors or any committee thereof may be effected by electronic transmission.
Item 15.		Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	3.	Exhibits:
		The Exhibits listed in the Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf as of April 2, 2004 by the undersigned, thereunto duly authorized.

Date: April 2, 2004	MAPINFO CORPORATION By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX
EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant, as Amended. (A)

3.2	Amended By-Laws of the Registrant, as amended as of January 31, 2003.

4	Specimen Certificate for shares of the Registrant's Common Stock. (A)

10.1+	1993 Stock Incentive Plan, as amended to date. (B)

10.2+	1993 Director Stock Option Plan, as amended to date. (B)

10.3+	Employment Agreement dated October 1, 2003 by and between the Registrant and Mark Cattini. (C)

10.4+	Employment Agreement dated October 1, 2003 by and between the Registrant and John C. Cavalier. (C)

10.5+	Employment Agreement dated October 1, 2003 by and between the Registrant and K. Wayne McDougall. (C)

10.6+	Employment Agreement dated October 1, 2003 by and between the Registrant and Michael Hickey. (C)

10.7+	Employment Agreement dated October 1, 2003 by and between the Registrant and Gavin Lennox. (C)

10.8+	Employment Agreement dated October 1, 2003 by and between the Registrant and George Moon. (C)

10.9+	Employment Agreement dated October 1, 2003 by and between the Registrant and Bert Tobin. (C)

10.10+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini. (C)

10.11+	Employee Patent, Confidential Information and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (D)

10.12+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of September 4, 2002 by and between the Registrant and K. Wayne McDougall. (E)

10.13+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of June 3, 1995 by and between the Registrant and Michael Hickey. (C)

10.14+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 28, 2002 by and between the Registrant and Gavin Lennox. (F)

10.15+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement by and between the Registrant and George Moon. (C)

10.16+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 15, 1996 by and between the Registrant and Bert Tobin. (C)

10.17	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (D)

10.18	Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (B)

10.19	First Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (B)

10.20	Second Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (B)

10.21+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Stock Option Plan, as amended. (A)

10.22+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Director Stock Option Plan, as amended. (A)

10.23	Amended and Restated Mortgage and Security Agreement dated December 18, 2002 by and between Rensselaer County Industrial Development Agency and MapInfo Realty, LLC. (F)

10.24	Amended and Restated Promissory Note dated December 18, 2002 by and between MapInfo Realty, LLC and Charter One Bank, F.S.B. (F)

10.25	Amended and Restated Guaranty Agreement dated December 18, 2002 by and between the Registrant and Charter One Bank, F.S.B. (F)

21	Subsidiaries of the Registrant. (C)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

____________

(A)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 2002.

(B)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2001.

(C)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 2003.

(D)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 2001.

(E)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2003.

(F)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 2002.