Form 10-Q
period 2004-03-31
MAPINFO CORP
filed 2004-05-11
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(518-285-6000)
(Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of April 30, 2004 was 20,200,216.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2004

INDEX
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Income Statements
	for the three months and six months ended March 31, 2004 and 2003	1

	Balance Sheets
	as of March 31, 2004 and September 30, 2003	2

	Cash Flows Statements
	for the six months ended March 31, 2004 and 2003	3

	Notes to Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about
	Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36

ITEM 4.	Submission of Matters to a Vote of Security Holders	36

ITEM 6.	Exhibits and Reports on Form 8-K	37

Signatures		38

Exhibit Index		39

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended March 31		Ended March 31

	2004	2003	2004	2003

Net revenues:
Products	$ 24,821	$ 21,930	$ 47,236	$ 40,600
Services	6,626	5,173	12,798	7,365

Total net revenues	31,447	27,103	60,034	47,965

Cost of revenues:
Products	4,978	4,542	9,422	8,267
Services	4,072	3,585	7,989	5,689

Total cost of revenues	9,050	8,127	17,411	13,956

Gross Profit	22,397	18,976	42,623	34,009

Operating expenses:
Research and development	5,379	5,236	10,456	10,077
Selling and marketing	10,337	10,472	20,558	20,326
General and administrative	3,824	4,752	7,642	8,277

Total operating expenses	19,540	20,460	38,656	38,680

Operating income (loss)	2,857	(1,484)	3,967	(4,671)
Interest income	125	107	210	253
Interest expense	(278)	(268)	(581)	(408)
Other income (expense) - net	(914)	550	(745)	582

Interest and other income (expense), net	(1,067)	389	(1,116)	427

Income (loss) before provision for income taxes	1,790	(1,095)	2,851	(4,244)
Provision for (benefit from) income taxes	717	(353)	1,141	(1,613)

Net income (loss)	$ 1,073	$ (742)	$ 1,710	$ (2,631)

Earnings (loss) per share:
Basic	$ 0.07	$ (0.05)	$ 0.11	$ (0.17)
Diluted	$ 0.07	$ (0.05)	$ 0.10	$ (0.17)

Weighted average shares outstanding:
Basic	15,765	15,240	15,708	15,192
Diluted	16,469	15,240	16,291	15,192

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	March 31,	September 30,
	2004	2003

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 23,877	$ 20,153
Short-term investments, at amortized cost	11,719	14,676

Total cash and short-term investments	35,596	34,829
Accounts receivable, less allowance of $2,062 and $2,182
at March 31, 2004 and September 30, 2003, respectively	22,741	23,338
Inventories	379	400
Deferred income taxes	1,150	1,124
Other current assets	2,432	2,583

Total current assets	62,298	62,274
Property and equipment - net	25,883	26,682
Product development costs - net	583	255
Deferred income taxes	14,832	14,888
Goodwill - net	27,836	21,343
Other intangible assets - net	3,047	3,526
Investments and other assets	3,057	4,004

Total assets	$ 137,536	$ 132,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,318	$ 1,393
Accounts payable	2,476	2,814
Accrued liabilities	18,848	18,526
Deferred revenue	13,392	13,009
Income taxes payable	306	239

Total current liabilities	36,340	35,981
Long-term debt	16,244	16,895
Deferred revenue, long-term	193	278
Other long-term liabilities	683	532

Total liabilities	53,460	53,686

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	32	31
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	55,146	53,105
Retained earnings	27,435	25,725
Accumulated other comprehensive loss	1,463	425

Total stockholders' equity	84,076	79,286

Total liabilities and stockholders' equity	$ 137,536	$ 132,972

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Six months
	Ended March 31,

	2004	2003

Cash flows from (used for) operating activities
Net income (loss)	$ 1,710	$ (2,631)
Depreciation and amortization	3,133	3,331
Allowance for accounts receivable	(130)	(85)
Tax benefit from option exercises	273	20
Loss on minority investments	754	15
Provision for deferred income taxes	-	(733)
Changes in operating assets and liabilities:
Accounts receivable	1,777	(1,126)
Inventories	(31)	(29)
Other current assets	(47)	(188)
Accounts payable and accrued liabilities	(1,966)	320
Deferred revenue	(363)	1,042
Income taxes	22	(388)

Net cash from (used for) operating activities	5,132	(452)

Cash flows from (used for) investing activities
Additions to property and equipment	(964)	(1,633)
Capitalized product development costs	(630)	(43)
Acquisition of business and technology	(5,229)	(12,143)
Short-term investments, net	2,957	188
Long-term investments	-	(450)

Net cash used for investing activities	(3,866)	(14,081)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(726)	(117)
Proceeds from mortgage payable	-	4,575
Proceeds from term loan	-	3,000
Repurchase of common stock for treasury	-	(26)
Proceeds from exercise of stock options and ESPP purchases	1,768	1,013

Net cash from financing activities	1,042	8,445

Effect of exchange rates on cash and cash equivalents	1,416	(570)

Net change in cash and equivalents	3,724	(6,658)
Cash and equivalents, beginning of period	20,153	19,496

Cash and equivalents, end of period	$ 23,877	$ 12,838

The Company acquired furniture and fixtures of $-0- and $733 thousand in the six months ended March 31, 2004 and 2003, respectively, under capital lease obligations.

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets and related income statements and statements of cash flows include the accounts of MapInfo Corporation and its subsidiaries ("MapInfo", "the Company", "we", "our", or "us") and include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

The September 30, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Stock Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", in its discussion of stock-based employee compensation.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table summarizes the proforma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS No. 123.

	Three months ended March 31,		Six months ended March 31,

	2004	2003	2004	2003

(In thousands, except per share data)
Net income (loss), as reported	$ 1,073	$ (742)	$ 1,710	$ (2,631)
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(723)	(699)	(1,284)	(1,504)

Proforma net income (loss)	$ 350	$ (1,441)	$ 426	$ (4,135)

Earnings (loss) per share:
Basic, as reported	$ 0.07	$ (0.05)	$ 0.11	$ (0.17)
Diluted, as reported	$ 0.07	$ (0.05)	$ 0.10	$ (0.17)
Basic, proforma	$ 0.02	$ (0.09)	$ 0.03	$ (0.27)
Diluted, proforma	$ 0.02	$ (0.09)	$ 0.03	$ (0.27)

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended March 31, 2004 and 2003.

	Three months Ended March 31,		Six months Ended March 31,

	2004	2003	2004	2003

	(In thousands, except per share data)

Net income (loss)	$ 1,073	$ (742)	$ 1,710	$(2,631)

Weighted average shares for basic EPS	15,765	15,240	15,708	15,192
Effect of dilutive stock options	704	-	583	-

Weighted average shares and assumed exercise
of stock options for diluted EPS	16,469	15,240	16,291	15,192

Basic EPS	$ 0.07	$ (0.05)	$ 0.11	$ (0.17)
Diluted EPS	$ 0.07	$ (0.05)	$ 0.10	$ (0.17)

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS) (continued)

The impact of stock options for the three and six months ended March 31, 2003 was anti-dilutive and therefore was excluded from the calculation. If the impact of stock options had not been anti-dilutive, the effect of dilutive stock options would have been 10 thousand shares for the three months and 40 thousand shares for the six months ended March 31, 2003. Outstanding stock options, with an exercise price equal to or greater than the average market price of the Company's common stock for the three and six months ended March 31, 2004 were 615 thousand shares and 569 thousand shares, respectively and 2,470 thousand shares and 2,203 thousand shares for the three and six months ended March 31, 2003, respectively.

4.  Comprehensive Income

Comprehensive income (loss) was as follows:

	Three months Ended March 31,		Six months Ended March 31,

	2004	2003	2004	2003

	(In thousands)

Net income (loss)	$ 1,073	$ (742)	$ 1,710	$ (2,631)
Derivative valuation adjustment	(464)	-	(175)	-
Change in accumulated translation adjustments	61	322	1,212	251

Total comprehensive income (loss)	$ 670	$ (420)	$ 2,747	$ (2,380)

5.  Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 6.82%. The 6.82% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

5.  Derivative Instruments and Hedging Activities (continued)

For the period ended March 31, 2004, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $771 thousand. The current portion of $88 thousand is included on the balance sheet under the caption Accrued liabilities and the long-term portion of $683 thousand is included under the caption Other long-term liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $128 thousand and $261 thousand for the three and six months ended March 31, 2004, respectively, and $77 thousand for the three and six months ended March 31, 2003, respectively.

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

Effective October 1, 2003, the Company is no longer organized into strategic business units. Therefore, the Company no longer reports segment information based on strategic business units. The Company's geographic segments are discussed below.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three and six months ended March 31, 2004 and 2003, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Net revenues:	(in thousands)		(in thousands)
Americas	$ 16,360	$ 14,631	$ 32,883	$ 25,242
EAME	11,269	9,139	20,000	16,631
Asia-Pacific	3,818	3,333	7,151	6,092

Total net revenues	$ 31,447	$ 27,103	$ 60,034	$ 47,965

Operating income (loss):
Americas	$ 3,717	$ 1,629	$ 7,666	$ 2,134
EAME	4,379	2,822	7,090	4,419
Asia-Pacific	1,678	1,344	2,710	2,349
Corporate adjustments:
R&D	(3,667)	(3,578)	(7,078)	(7,073)
Marketing	(1,934)	(1,786)	(3,832)	(3,578)
G&A	(1,316)	(1,915)	(2,589)	(2,922)

Total operating income (loss)	$ 2,857	$ (1,484)	$ 3,967	$ (4,671)

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies

In December 2002, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance its 150,000 square foot Corporate Headquarter facility, which was constructed in 2002 in Troy, New York, and the related land lease. This financing arrangement is a ten-year term loan with principal and interest, at a rate of LIBOR plus 2.25%, with a minimum rate of 3.5%, payable monthly. Per the agreement, there is an annual debt service coverage ratio covenant, with which the Company was in compliance. The total amount borrowed under the term loan agreement was $15.1 million and as of March 31, 2004, the outstanding balance was $14.7 million.

In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-two equal installments along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of March 31, 2004 was $2.3 million. Additionally, the Company has a $10.0 million credit facility with a commercial bank that expires on March 31, 2005. As of March 31, 2004 and September 30, 2003, there were no outstanding borrowings under this credit facility. Both the term-loan and the credit facility contain certain financial covenants with which the Company was in compliance.

Legal Proceedings

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company, initially seeking a total of $11.0 million in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon the Company's motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement.

The Company is also aware of a threatened claim against it by one or more former customers of the Company's TargetPro® product. To the Company's knowledge, the threatened claim relates to the release of TargetPro 4.0 in August 2002 and the related change in technology in that product from the prior version, TargetPro 3.7. Based on the information available, the Company believes the claims are without merit, and if any action is commenced, intends to vigorously defend against it.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies (continued)

The Company is also party to other legal proceedings, none of which it believes are material.

8.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, during the second quarter of fiscal year 2004, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2003. As a result of these annual tests, there was no indication of impairment.

The balance of goodwill as of September 30, 2003 was $21.3 million. During the six months ended March 31, 2004, goodwill increased by $6.5 million due to the contingent payment that the Company agreed to pay Thompson Site Selection Research, Inc. ("Thompson"), pursuant to the terms of the Thompson purchase agreement ($5.1 million was paid to Thompson on March 1, 2004 and $1.0 million will be paid on October 1, 2004), and $422 thousand due to foreign currency translation. As a result, the goodwill balance as of March 31, 2004 was $27.8 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated		Amortization
March 31, 2004	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,755	$ 865	3 years
Customer intangibles	4,250	2,733	1,517	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	236	110	3-5 years

Total	$ 7,771	$ 4,724	$ 3,047

		Accumulated		Amortization
September 30, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,617	$ 1,003	3 years
Customer intangibles	4,250	2,432	1,818	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	196	150	3-5 years

Total	$ 7,771	$ 4,245	$ 3,526

Amortization of purchased intangible assets for the three and six months ended March 31, 2004 was $325 thousand and $630 thousand, respectively. Amortization of purchased intangible assets for the three and six months ended March 31, 2003 was $325 thousand and $523 thousand, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets (continued)

The estimated annual amortization expense of purchased intangible assets for fiscal year 2004 and beyond is as follows (in thousands):

Fiscal year	Amount

2004	$ 1,225
2005	611
2006	480
2007	480
2008	480
Thereafter	250

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 was revised in December 2003 and is effective for the first financial reporting period after March 15, 2004. The Company adopted the provisions of FIN 46 for the quarter ended March 31, 2004, which did not have a material impact on the financial statements.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

10. Subsequent Event

On April 2, 2004 the Company completed a follow-on public offering of its common stock. The Company sold 4,312,500 shares of common stock at an offering price of $11.00. Net proceeds, after the underwriters discount and offering expenses, were approximately $44.2 million.

In connection with this offering, on February 24, 2004, the Company filed a registration statement on Form S-3 (Commission No. 333-113029) with the Securities and Exchange Commission relating to the public offering of 3,750,000 shares of the Company's common stock. On February 23, 2004, an employee of Adams, Harkness & Hill, Inc., one of the underwriters in the Company's offering, made an unauthorized disclosure to one prospective institutional investor, and on February 24, 2004 and February 25, 2004, employees of First Albany Capital Inc., the lead underwriter in the Company's offering, sent unauthorized emails to approximately 223 addressees. The unauthorized pre-filing disclosure by the Adams Harkness employee may have constituted an impermissible pre-filing offer under the Securities Act of 1933, and the unauthorized emails by the employees of First Albany may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933, each of which may entitle the recipients of the unauthorized disclosure and emails to rescission rights if they purchased shares of the Company's common stock in the offering. The rescission rights would allow any recipient, for a period of one year from the date of such recipient's purchase of shares of the Company's common stock in the offering, to seek recovery of the consideration paid in connection with the purchase. As such, the Company does not expect the effect of the unauthorized disclosure and emails to have a material impact on the Company's results of operations, financial position or cash flows.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under "Factors Affecting Future Performance".

Overview

We are a leading provider of location-based business intelligence solutions that help organizations make more insightful decisions. Our integrated offering of software, data sets and services helps organizations in vertical markets, including telecommunications, the public sector, retail, insurance and financial services, solve complex business problems where location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network planning, asset management, site selection and routing. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, homeland security-related applications and emergency preparedness and response. By using our products and services, organizations can uncover valuable location-based intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

Our recently introduced standards-based enterprise location platform, Envinsa™, allows organizations to rapidly build location-based applications, which they can provide to their customers as well as use internally in their own organizations. Envinsa was designed to be a single platform combining different components of location-based business intelligence functionality. Envinsa is modular in nature, meaning that enterprises and organizations can deploy and use pieces of the platform, depending on their needs. Envinsa scales to support large enterprises with thousands of users and is designed to integrate with existing information technology, or IT, systems. In addition to this platform, our set of core capabilities consisting of mapping tools, geocoding tools and routing tools can be purchased in the form of discrete products. We also offer data sets to our customers. Some data that is used in our solutions, such as addresses, area codes or postal codes, already exists in corporate databases. However, in many cases customers choose to use our data sets, which are more granular and sophisticated. We also offer consulting and analytical services to customers in order to help them build predictive models for, and generate answers to, location-oriented problems.

We develop solutions directly for our customers and also work with technology vendors, including Agilent Technologies, Business Objects, Cognos, IBM, MicroStrategy, Oracle, Siebel Systems and Siemens. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors and OEMs. More than 7,000 organizations in numerous industry sectors around the world utilize our products and services, including AT&T, Brinker International, The Gap, The Home Depot, MasterCard International, The State of New York, TD Canada Trust and Vodafone.

In fiscal year 2003, we increased our focus on vertical markets, where we believe we can build on our domain expertise and location is critical to helping customers achieve their strategic objectives. These vertical markets include telecommunications, retail, the public sector, insurance and financial services. To ensure that we are directing our energies toward meeting customer needs at all times, we have established teams that bring together sales, marketing, services and product management. With this structure, we believe we will deepen long-standing, and create new, customer relationships, while enhancing our expertise in target markets and delivering focused solutions.

We conduct business globally and are managed geographically. In addition, from April 2002 through fiscal year 2003, we organized our sales and marketing and some engineering activities into the following three strategic business units: location-based intelligence, predictive analytics and location-based services. The change to the strategic business unit structure allowed us to focus our selling and marketing efforts on specific value propositions associated with each of the business units. At the beginning of fiscal year 2004, we further focused our selling and marketing efforts around customer needs in targeted vertical markets. Based on the criteria set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we had reportable segments by geography prior to April 1, 2002. After we organized into strategic business units on April 1, 2002, we had reportable segments by strategic business unit through September 30, 2003. With our current focus on vertical markets by geographic location, we report segments by geography after September 30, 2003. Our financial systems track revenues and costs by geographic location.

During fiscal years 2002 and 2003, in response to a reduction in spending by telecommunication companies and reduced IT spending in most of our markets, we undertook measures to reduce our operating expenses. Overall expense reductions included headcount reductions, restructuring of our business model in Japan and the consolidation of our Canadian operations. In February 2002, we increased our ownership position in our Japanese distributor, Alps Mapping Co., Ltd. ("Alps"), from 17% to 49% and granted Alps exclusive distribution rights in Japan to our software products. This enabled us to close our sales office in Japan. In Canada, we consolidated our Canadian sales and marketing operations and our research and development group into a single facility in Toronto. The purpose of the consolidation was to increase operational efficiency, improve communications and reduce operating costs. As a result of these and other restructuring actions, our total headcount, excluding 90 employees that were added as a result of the Thompson acquisition, was reduced to 619 at March 31, 2004 from 632 at March 31, 2003 and 719 at March 31, 2002.

Sources of Revenue

We derive our revenue from product licenses and services fees. We also derive revenue from annual maintenance fees on both our software and data products. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors and OEMs.

Revenues generated in the United States represented approximately 44% of our total revenues for the second quarter and 46% of our total revenues for the first half of fiscal 2004. As of March 31, 2004, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Singapore, Spain, Italy, Sweden and The Netherlands.

Typically, we generate our highest quarterly revenues in our fourth fiscal quarter due primarily to year-end sales momentum, and we generate our lowest quarterly revenues in our first fiscal quarter due primarily to a shorter selling season as a result of calendar year-end holidays.

Product Revenue.

We earn product revenues from licensing our software and data products. We license our software and data products primarily under perpetual licenses, and we offer maintenance on our software and data products under agreements that typically cover one year. We recognize revenue from licensing of products to an end-user when persuasive evidence of an arrangement exists and the product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collectibility is probable. The revenue related to maintenance for software and data products is deferred and recognized ratably over the term of the agreement, which, in both cases, is typically one year. We consider all arrangements with payment terms that extend beyond twelve months not to be fixed or determinable, and revenue is recognized for these arrangements when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected.

Services Revenue.

Historically, we derived services revenue primarily from consulting, technical support arrangements and training. Since our acquisition of Thompson in January 2003, we derive a significant portion of our services revenue from analytical services. We recognize technical support revenue using the straight-line method over the period that the support is provided, which is typically one year. Revenue from training arrangements is recognized as the services are performed. Revenue from consulting and analytical services is recognized as the services are performed and upon customer acceptance when required.

Deferred Revenue.

At March 31, 2004, we had deferred revenues of approximately $13.6 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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

  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (SOP 97-2), and "Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9). We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements of the Company consist primarily of perpetual product licenses sold with 1-year maintenance arrangements. The maintenance arrangements are primarily sold separately from, or as a premium to the product license fee and accordingly, VSOE is determinable. The fair value used to allocate revenue to the elements is based on VSOE of fair values of the elements. In general, revenue related to postcontract customer support ("PCS"), including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. In general, revenue from customer training, consulting and analytical services is recognized when the service is performed.

  Impairment of Intangible Assets. Intangible assets other than goodwill are amortized on a straight-line basis over the estimated useful lives of three to ten years, with the exception of certain trademarks, which have been determined to have an indefinite useful life and therefore are not subject to amortization. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management's determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

  Goodwill Impairment. Effective October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, we do not amortize goodwill. We test goodwill for impairment on an annual basis or when a triggering event occurs and write down goodwill if it is determined that the asset has been impaired.

  Investments Impairment. We hold minority interests in companies having operations or technology in areas within our strategic focus. Currently, the most significant of these is Alps, which, as of March 31, 2004, has a carrying value of $3.8 million, including $1.3 million of goodwill. We record an investment impairment charge when an investment has experienced a decline in value that we believe is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value. This may require an impairment charge in the future.

  Deferred Tax Assets. At March 31, 2004, we had net deferred tax assets of $16.0 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that, they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2004	2003	Change	2004	2003	Change

Net Revenues
Products	$ 24,821	$ 21,930	13%	$ 47,236	$ 40,600	16%
Services	6,626	5,173	28%	12,798	7,365	74%

Total net revenues	31,447	27,103	16%	60,034	47,965	25%

Cost of revenues:
Products	4,978	4,542	10%	9,422	8,267	14%
Services	4,072	3,585	14%	7,989	5,689	40%

Total cost of revenues	9,050	8,127	11%	17,411	13,956	25%

Gross profit	$ 22,397	$ 18,976	18%	$ 42,623	$ 34,009	25%
Gross profit %	71.2%	70.0%		71.0%	70.9%

Net Revenue

Revenues for the second quarter of fiscal year 2004 increased 16%, or $4.3 million, to $31.4 million from $27.1 million in the same period a year ago. Approximately $1.5 million of the $4.3 million increase was attributable to increased revenues from services. Thompson accounted for approximately $800 thousand of the increase in services revenue in the second quarter. Product revenues, which include software, data and solutions, increased by $2.9 million, or 13%, compared to the second quarter of the prior year. The increase in product revenues was mainly due to increased sales in our targeted vertical markets, including retail, telecommunications and the public sector. On a geographic basis, second quarter revenues in the Americas increased $1.7 million, or 12%, compared to the same period a year ago. Europe, Africa and the Middle East, or EAME, revenues increased $2.1 million, or 23%, and revenues in Asia-Pacific increased $485 thousand, or 15%, when compared to the same period a year ago. The strengthening of foreign currencies against the U.S. dollar added $2.0 million to second quarter 2004 revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Revenues for the first half of fiscal year 2004 increased 25%, or $12.1 million, to $60.0 million from $48.0 million in the same period a year ago. Thompson accounted for $5.4 million or 45% of the revenue increase during the first half of fiscal year 2004, since the Thompson acquisition took place during the second quarter of fiscal year 2003. Approximately $5.4 million of the $12.1 million increase was attributable to increased revenues from services, primarily due to Thompson, which accounted for $4.3 million of the increase in services revenue in the first half of fiscal year 2004. Product revenues, which include software, data and solutions, increased by $6.6 million, or 16%, compared to the first half of the prior year. The increase in product revenues was mainly due to increased sales in our targeted vertical markets. On a geographic basis, first half revenues in the Americas increased $7.6 million, or 30%, compared to the same period a year ago, inclusive of Thompson. EAME revenues increased $3.4 million, or 20%, and revenues in Asia-Pacific increased $1.1 million, or 17%, when compared to the same period a year ago. The strengthening of foreign currencies against the U.S. dollar added $3.4 million to first half 2004 revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenues as a percentage of revenues decreased to 28.8% in the second quarter of 2004 from 30.0% in the same period a year ago. As a result, the gross margin increased to 71.2% from 70.0% in the comparable period from the prior year. Cost of revenues as a percentage of revenues decreased slightly to 29.0% in the first half of 2004 from 29.1% in the same period a year ago. As a result, the gross margin increased to 71.0% from 70.9% in the comparable period from the prior year. The increase in gross margin for the second quarter and the first half is attributable to improved productivity of the service organization as well as an increase in product revenues, which carry higher gross margins.

Operating Expenses
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2004	2003	Change	2004	2003	Change

Research and development	$ 5,379	$ 5,236	3%	$ 10,456	$ 10,077	4%
Percentage of net revenues	17.1%	19.3%		17.4%	21.0%

Selling and marketing	$ 10,337	$ 10,472	-1%	$ 20,558	$ 20,326	1%
Percentage of net revenues	32.9%	38.6%		34.2%	42.4%

General and administrative	$ 3,824	$ 4,752	-20%	$ 7,642	$ 8,277	-8%
Percentage of net revenues	12.2%	17.5%		12.7%	17.3%

Research and development

Research and development (R&D) expenses increased 3% to $5.4 million in the second quarter of fiscal 2004 from $5.2 million in the prior year period. The impact of foreign exchange added approximately $310 thousand to R&D expense during the second quarter of fiscal 2004. R&D headcount was 187 compared to 201 at the end of the second quarter in the prior year. As a percentage of revenues, R&D expenses decreased to 17.1% in the second quarter of fiscal 2004 compared to 19.3% in the prior year comparable period.

Research and development (R&D) expenses increased 4% to $10.5 million in the first half of fiscal 2004 from $10.1 million in the prior year period. The impact of foreign exchange added approximately $615 thousand to R&D expense during the first half of fiscal 2004. As a percentage of revenues, R&D expenses decreased to 17.4% in the first half of fiscal 2004 compared to 21.0% in the prior year comparable period.

Selling and marketing

Selling and marketing expense decreased 1% in the second quarter of fiscal year 2004 to $10.3 million from $10.5 million in the second quarter of fiscal 2003, primarily as a result of a reduction in headcount. On March 31, 2004, selling and marketing headcount was 240 compared to 245 at the end of the second quarter in the prior year. The effect of foreign currencies increased selling and marketing expense by approximately $650 thousand in the second quarter of fiscal 2004. As a percentage of revenues, selling and marketing expenses in the second quarter decreased to 32.9% from 38.6% a year ago, primarily due to better utilization of the worldwide sales force.

Selling and marketing expenses increased 1% in the first half of fiscal year 2004 to $20.6 million from $20.3 million in the first half of fiscal 2003. The effect of foreign currencies increased selling and marketing expense by approximately $1.2 million in the first half of fiscal 2004. As a percentage of revenues, selling and marketing expenses in the first half decreased to 34.2% from 42.4% a year ago, primarily due to better utilization of the worldwide sales force.

General and administrative

General and administrative (G&A) expenses decreased by 20% to $3.8 million in the second quarter of fiscal year 2004 from $4.8 million in 2003, primarily due to severance costs of approximately $890 thousand in the second quarter of the prior year, offset by the effect of foreign currencies which resulted in approximately $150 thousand of additional G&A expense in the second quarter of fiscal 2004. On March 31, 2004, G&A headcount was 120 compared to 112 at the end of the second quarter in the prior year. The increase in G&A headcount was due to additional facility-related staff at the new corporate headquarters. As a percentage of revenues, G&A expenses in the second quarter decreased to 12.2% from 17.5% in the prior year comparable period.

General and administrative (G&A) expenses decreased by 8% to $7.6 million in the first half of fiscal year 2004 from $8.3 million in 2003, primarily due to severance costs of approximately $890 thousand in the first half of the prior year, offset by the effect of foreign currencies which resulted in approximately $300 thousand of additional G&A expense in the first half of fiscal 2004. As a percentage of revenues, G&A expenses in the first half decreased to 12.7% from 17.3% in the prior year comparable period.

Interest and other income (expense), net
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2004	2003	Change	2004	2003	Change

Interest and other income (expense), net	$ (1,067)	$ 389	-374%	$ (1,116)	$ 427	-361%

Interest and other income (expense), net in the second quarter of fiscal 2004 of negative $1.1 million was $1.5 million lower than the second quarter of the prior year. The expense in the second quarter of fiscal 2004 is mainly attributable to Alps, the Japanese company in which we have a 49% ownership. During the second quarter, we recorded a $476 thousand expense for our proportionate share of Alps' operating loss and an additional $300 thousand to increase Alps' return reserve. In addition, we recorded a $222 thousand impairment charge for a decline in value that management believes is not temporary and recorded a foreign currency translation expense of $281 thousand. The prior year second quarter included a foreign currency translation gain of $311 thousand and a net expense related to the investment in Alps of $15 thousand.

During the first half of fiscal 2004, interest and other income (expense), net was negative $1.1 million versus an income of $427 thousand in the prior year. During the first half of 2004, we recorded a $454 thousand expense for our proportionate share of Alps' operating loss and an additional $300 thousand to increase Alps' return reserve. In addition, we recorded a $222 thousand impairment charge for a decline in value that management believes is not temporary and recorded a foreign currency translation expense of $285 thousand. The prior year's first half interest and other income (expense), net included a foreign currency translation gain of $225 thousand and a net expense related to the investment in Alps of $15 thousand.

Provision for (benefit from) income taxes
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2004	2003	Change	2004	2003	Change

Provision for (benefit from) income taxes	$ 717	$ (353)	-303%	$ 1,141	$ (1,613)	-171%

The income tax expense in the second quarter and the first half of fiscal year 2004 is due to the pre-tax income versus an income tax benefit in the prior year resulting from a pre-tax loss. The effective income tax rate was 40% in the second quarter and first half of fiscal 2004. The prior year tax expense for the quarter was 32% resulting in a prior year first half rate of 38%.

Liquidity and Capital Resources

Our cash and short-term investments totaled $35.6 million at March 31, 2004 compared to $34.8 million at September 30, 2003. Our investment portfolio consisted primarily of short-term, investment grade marketable securities. In addition, on April 2, 2004 we completed a follow-on public offering of our common stock. We sold 4,312,500 shares of common stock at an offering price of $11.00. Net proceeds, after the underwriters' discount and offering expenses, were approximately $44.2 million. We intend to use the net proceeds primarily for working capital and for general corporate purposes, including possible acquisitions.

Operating Activities

Net cash from operating activities was $5.1 million for the first half of fiscal 2004 compared to net cash used for operating activities of $452 thousand for the same period in fiscal 2003. Cash generated from operating activities in the first half of fiscal 2004 resulted primarily from depreciation and amortization, net income and collection of accounts receivable, offset by a reduction in accounts payable and accrued liabilities.

Investing Activities

Net cash used for investing activities was $3.9 million during the first half of fiscal 2004, which consisted of a contingent payment related to the Thompson acquisition of $5.1 million, fixed asset additions of $964 thousand, capitalized translation costs of $630 thousand, and a technology investment of $158 thousand, offset by a reduction of short-term investments of $3.0 million.

Financing Activities

Net cash generated from financing activities for the first half of fiscal 2004 was $1.0 million, which consisted of proceeds from the exercise of stock options and ESPP purchases of $1.8 million offset by repayments of debt obligations of $726 thousand.

Contractual Obligations

The following table summarized our contractual obligations as of March 31, 2004 (in thousands):

		Less
		than 1	1-3	After 3
	Total	Year	Years	Years

Contractual Obligations:
Capital lease obligations	$ 595	$ 146	$ 250	$ 199
Other long-term debt	16,967	1,172	2,058	13,737
Earned contingent payments	1,000	1,000	-	-
Operating leases	26,356	4,719	7,017	14,620

Total Contractual Obligations	$ 44,918	$ 7,037	$ 9,325	$ 28,556

We have a $10.0 million credit facility with a bank that expires on March 31, 2005. As of March 31, 2004 and September 30, 2003, there were no outstanding borrowings under this credit facility.

On November 26, 2003, we agreed to pay Thompson the $6.1 million contingent payment pursuant to the terms of the Thompson purchase agreement, $5.1 million of which we paid on March 1, 2004; the remaining $1.0 million will be paid on October 1, 2004.

In addition, under an advisory agreement with an investment banking firm in Japan, we may be required to make a cash payment of up to $2.0 million to the investment banking firm based on the financial performance of Alps over the four fiscal years ending September 30, 2004. Any payment earned under this agreement would be made in the first quarter of fiscal year 2005 and would be accounted for as an addition to goodwill.

In July 2002, the Board of Directors authorized us to repurchase from time to time up to $10.0 million of our Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. We intend to use the repurchased shares for issuance upon exercise of employee stock options, purchases under our stock purchase plan, or other corporate purposes. The repurchase program will be funded using our working capital. We did not make any purchases under this program during the first half of fiscal year 2004. Under this repurchase program, we have purchased a total of 297,057 shares totaling approximately $1.8 million to date.

For information regarding legal proceedings, see Part II Item 1 to the Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Off Balance Sheet Arrangements

During the first half of fiscal year 2004, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities,

  material trading activities in non-exchange traded commodity contracts, or material transactions with person or entities that benefit from their non-independent relationship with us.

New Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for us beginning October 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 was revised in December 2003 and is effective for the first financial reporting period after March 15, 2004. We adopted the provisions of FIN 46 for the quarter ended March 31, 2004, which did not have a material impact on our financial statements.

Factors Affecting Future Performance

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We have incurred losses in each of the past two fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003 and the first two quarters of our current fiscal year, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development and selling, general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

Our quarterly results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Our quarterly operating results can vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses or increase revenues at a level sufficient to offset increases in expenses, the level of technology spending and the activities of our competitors. Because a high percentage of our expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. A significant portion of our revenues in each quarter results from software and data licenses issued in that quarter. Accordingly, our ability to accurately forecast future revenues and income for any period is necessarily limited. Also, we could experience reduced revenues in the telecommunications, retail and public sector vertical markets as a result of decreased spending in those industries. In addition, we typically derive a significant portion of our revenue each quarter from the orders we receive in the last month of the quarter.

We may be unable to keep pace with the rapid technological changes in our industry or to timely introduce new or enhanced products that achieve market acceptance. Our industry is characterized by extremely rapid technological change, evolving industry standards, changing customer demands and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. During recent years, we introduced a number of new or substantially updated releases of products, including Routing J Server®, TargetPro®, Envinsa™, MapMarke®r and MapInfo® Discovery™. Our future success depends in part upon customer and market acceptance of these new products and initiatives, which is uncertain. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations. We cannot assure you that we will successfully complete the development of new or enhanced products in a timely manner or successfully manage transitions from one product release to the next.

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 56% and 54% of our revenues in the second quarter and the first half of fiscal year 2004, respectively. The international portion of our business is subject to a number of inherent risks, including:

  difficulties in building and managing international operations reliance on financial commitments from certain international distributors difficulties in localizing products and translating documentation into foreign languages;

  fluctuations in import/export duties and quotas;

  potentially adverse tax consequences; and

  regulatory, economic or political changes in international markets.

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 44% and 40% of our revenues in the second quarter and the first half of fiscal year 2004, respectively, were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

We may be unable to successfully execute on our strategic plan to increasingly focus on vertical markets. Our increasing focus on vertical markets such as telecommunications, retail, the public sector, insurance and financial services is an integral part of our overall strategic plan. Opportunities in these markets are hard to predict. For example, our ability to earn revenues from sales to the U.S. government is affected by factors outside of our control, including the government's ability to terminate its contracts with us, the complex and time-consuming process for procuring government contracts as well as the requirement that we comply with various government regulations and policies. In addition, our success and strategy depend on our ability to continue to develop domain expertise in our targeted vertical markets. If customer demand does not grow as anticipated or our products and services are not accepted in these markets, our business and results of operations could be materially adversely affected.

We may never realize the anticipated benefits of our acquisitions and investments. We have made a number of acquisitions and investments, including our January 2003 acquisition of Thompson Site Selection Research, Inc., which we refer to in this Form 10-Q as Thompson, and our 49% equity investment in Alps. A key part of our growth strategy is to engage in acquisitions; therefore, we continue to review future acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, but not limited to:

  possible decreases in capital resources or dilution to existing stockholders;

  difficulties and expenses incurred in connection with an acquisition and the subsequent assimilation of the operations and the services or products of an acquired company;

  the difficulties of operating a new business;

  potential inherited liability for the past actions of an acquired company;

  the diversion of management's attention from other business concerns;

  a limited ability to predict future operating results of an acquired business; and

  the potential loss of key employees and customers of an acquired company.

In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. We cannot assure you that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

In addition, any significant investments we make may adversely affect our net income. For example, we account for our ownership in Alps under the equity method, which generally means we include in our income for each fiscal quarter a proportionate share of Alps' reported income or loss for its prior quarter. Based on Alps' results for its quarter ended December 31, 2003, we recorded our proportionate share of Alps' net loss, which reduced our pre-tax income in the second quarter of fiscal year 2004 by approximately $476 thousand and we recorded an additional $300 thousand expense to increase Alps return reserve.

Our financing activities may have adverse consequences. Any financing activities we undertake, whether to fund acquisitions, operations, growth or otherwise, could adversely affect our financial condition or results of operations. Additional debt financing could require us to pay a greater amount of interest and impose covenants that could impede our ability to manage our operations, raise additional capital, undertake acquisitions or other strategic transactions or pay dividends. For example, our current credit facility is secured by our domestic accounts receivable and contains covenants that require us, among other things, to maintain certain debt ratios and restrict how we invest our cash and liquid assets. The sale of stock would result in dilution to existing stockholders.

We may be unable to adequately secure and protect our patent, trademark and other proprietary rights. Our success depends in part on our ability to protect our proprietary rights and the technologies we use to implement and operate our business in the United States and foreign countries. We regard our software as proprietary and attempt to protect it with a combination of copyright, trademark and trade secret protections, employee and third-party non-disclosure agreements, patent rights and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products, reverse engineer or obtain and use information we regard as proprietary, and the scope or enforceability of our patent rights may be successfully challenged by third parties. In addition, our shrink-wrap licenses, under which we license our products, may be unenforceable under the laws of certain jurisdictions. Also, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

Claims that we infringe the proprietary rights of third parties could result in significant expenses or restrictions on our ability to sell our products and services. Third parties may claim that our current or future products or services infringe their proprietary rights. Any infringement or other claim, whether with or without merit, would be time-consuming and expensive to litigate or settle and could divert our management's attention from our core business. As a result of an infringement claim, we may have to pay significant damages, incur substantial legal fees, develop costly technology that does not infringe the rights of others, if possible, or enter into license agreements which may require us to pay substantial royalties and may not be available on terms acceptable to us, if at all. For example, one of our former resellers has made copyright infringement and other claims against us. See Part II, Item I "Legal Proceedings" for a description of this proceeding.

In addition, we have agreed in some of our agreements, including our shrink-wrap end-user licenses, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of others. We may incur substantial indemnification obligations under these agreements if third parties make an infringement claim against the other parties to these agreements.

The market for our products and services is highly competitive. We may be unable to successfully compete, which may decrease our market share and harm our operating results. We encounter significant competition in the market for business mapping systems worldwide. Our competitors include Environmental System Research Institute, the GIS division of Autodesk, Claritas, GeoVue, Buxton, Spatial Re-Engineering Consultants, Webraska and Microsoft. As we continue to expand into new vertical or geographical markets, we may encounter additional competitors. Many of our competitors have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities, than we do. Future consolidation within this market may adversely impact our ability to compete. Increased competition may lead to pricing pressures that could reduce our gross margins. Prices of software in EAME and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. These higher prices could decrease in the future. We cannot assure you that we will be able to maintain or increase our market share or compete effectively in our industry.

Our recently introduced enterprise location platform, Envinsa™, may experience difficulty in gaining commercial acceptance. We have recently introduced Envinsa, our enterprise location platform. Our sales efforts for Envinsa may not be successful, and we cannot assure you that Envinsa will achieve market acceptance or generate sufficient revenues to recoup the significant development and marketing expenses we have incurred to bring Envinsa to market. In addition, if we experience significant product returns related to Envinsa, our financial performance could be harmed.

We may be unable to attract and retain key employees. Our continued success will depend in large part on our ability to attract and retain highly qualified technical, managerial, sales and marketing, executive and other personnel. Competition for such personnel is intense. We cannot assure you that we will be able to continue to attract or retain such personnel. Loss of key personnel or changes in management could have an adverse impact on our financial condition and results of operations.

We depend on third parties for a portion of our data. The loss of access to this data would harm our business, and we could become subject to liability for the use or distribution of the data we receive from third parties. We rely in part on independent developers for the development of specialized data products that use our software. In some cases we rely on sole source suppliers for data. Failure by these independent developers to continue to develop such data products, or changes in the contractual arrangements with these independent developers, could have a material adverse effect on our business and results of operations. We may experience delays in finding and securing alternative suppliers in the event of the loss of any of these independent developers, especially sole source suppliers. In addition, when we integrate and distribute information we obtain from third parties, we could become liable for such things as defamation, invasion of privacy, fraud, negligence, intellectual property infringement and product or service liability.

Market, competitive and other factors could prevent us from selling our products or services at prices that yield an economic return to our stockholders. Future prices we are able to obtain for our products may decrease from previous levels depending upon market or competitive pressures or distribution channel factors. Any decrease could have a material adverse effect on our business and results of operations.

Our financial performance will suffer if we are unable to contain our cost of revenues. The cost of our revenues varies with the mix of technology development and licensing fees, product revenues, services revenue and services utilization rates, as well as with the distribution channel mix and the success of our cost reduction measures. Changes in our revenue mix, including an increasing percentage of sales attributable to services (which have lower margins associated with them), as well as changes in our distribution model, may increase the cost of revenues as a percentage of net revenues in the future.

If we are unable to maintain and expand our distribution channels, our sales and profitability could be adversely affected. We primarily market and distribute our products in North America, Europe and Australia through a worldwide network comprised of a direct sales organization, VARs, system integrators, distributors and OEMs. In the rest of the Asia-Pacific region, our products are marketed and distributed through exclusive and non-exclusive distribution relationships. While we have contractual agreements with such resellers and distributors, we cannot control their continued performance. In addition, some of our reseller and distributorship agreements permit the reseller or distributor to terminate its agreement with us at its election by giving us advance written notice. We cannot assure you that we will be able to retain our current resellers and distributors, that the resellers and distributors will perform to our expectations or that we will be able to expand our distribution channels by entering into arrangements with new resellers and distributors in our current markets or in new markets.

Our recent growth in our services revenue may not prove to be sustainable or profitable. We have increased our services business with the acquisition of Thompson during fiscal year 2003. Services revenue comprised 21% of total first half revenue in fiscal year 2004 versus 15% in the first half of fiscal year 2003. We cannot assure you that we will be able to continue to increase or maintain this level of services revenue. Loss of any large customer in the services business could have an adverse impact on our financial condition or results of operations. In addition, our gross margins on services revenues have historically been lower than our gross margins on product sales. Furthermore, in those cases where we enter into service agreements with our customers, some of these service agreements are short-term contracts and permit our customers to terminate their agreements with us at their election.

The recent economic slowdown could continue to affect the level of technology spending by our customers and the demand for our products and services. The recent stock market decline and broad economic slowdown have affected the demand for software products and related services, lengthened sales cycles and decreased technology spending of many of our customers and potential customers. In particular, declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. These events have adversely impacted our revenues since 2001, particularly in the United States, and could have a material effect on us in the future, including, without limitation, on our future revenue and earnings. In addition, significant further reductions in orders from the telecommunications industry could have a material adverse effect on our operating results and financial condition. In addition, in cases where we enter into product licensing agreements with our customers, since some of those agreements permit the customer to terminate its agreement with us at its election, any decrease in technology spending by these customers may result in termination of our agreements with them.

From time to time, we are or may be subject to litigation that could result in significant costs to us. From time to time, we have been, and may continue to be, subject to litigation in the ordinary course of our business. Litigation against us may include claims of infringement of intellectual property rights by us, claims for damages related to errors and defects in our products and services and other claims. As a result, we could incur significant expenses to defend against these claims or we could have to pay substantial amounts of damages, which could materially harm our business and divert our management's attention from our core business.

We are currently involved in litigation with one of our former resellers. That reseller has alleged claims based on, among other things, breach of contract and copyright infringement. Although we are vigorously defending against the claims of this reseller, we cannot assure you that we will prevail. See Part II, Item I "Legal Proceedings" for a further description of this proceeding and another threatened claim.

Our software products may contain defects or errors, which could decrease sales, injure our reputation or delay shipments of our products. The software products that we develop are complex and must meet the stringent technical requirements of our customers. In addition, to keep pace with the rapid technological change in our industry and to avoid the obsolescence of our software products, we must quickly develop new products and enhancements to existing products. Because of this complexity and rapid development cycle, we cannot assure you that our software products are free of undetected errors, especially in newly released software products and new versions of existing software products. If our software is not free of errors, this could result in litigation, fewer sales, increased product returns, damage to our reputation and an increase in service and warranty costs, which would adversely affect our business.

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of March 31, 2004, we had approximately $27.8 million in net goodwill, $3.0 in other intangible assets and $3.1 million in investments, consisting primarily of our 49% equity position in Alps. We account for the Alps investment under the equity method of accounting. We recognized approximately $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

We may not be able to fully use our net operating loss carryforwards to reduce our future taxable income, if any. As of March 31, 2004, we had approximately $26.6 million in net operating loss carryforwards. These net operating loss carryforwards could reduce our taxable income in future years. However, they are scheduled to expire at various dates beginning in 2021, and we may not be able to fully use these net operating carryforwards to offset any future taxable income we may earn.

Unauthorized access to our systems, an interruption of our services or a system failure would harm our business. Our operations depend in part on our ability to maintain our computer equipment and systems in effective working order. Unauthorized access or damage or interruption from fire, natural disaster, power loss, sabotage, network failure or similar events could halt or interrupt our operations. Although we have established procedures designed to prevent or address these events, we cannot assure you that our computer equipment and systems are not vulnerable to such an interruption.

Market volatility may affect our stock price, and the value of your investment in our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to March 31, 2004, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

  announcements of new products by us or our competitors;

  litigation involving us;

  quarterly fluctuations in our financial results or other software companies' financial results;

  shortfalls in our actual financial results compared to our guidance or results previously forecasted by stock market analysts;

  acquisitions or strategic alliances by us or our competitors;

  our stock repurchase program;

  the gain or loss of a significant customer; and

  general conditions in the software industry and conditions in the financial markets.

A decline in the market price of our common stock may adversely impact our ability to attract and retain employees, acquire other companies or businesses and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Provisions of our charter documents and Delaware General Corporation Law may deter a change of our control which may be favorable to our stockholders. Certain provisions of our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

  granting our board of directors the authority to issue "blank check" preferred stock without stockholder approval;

  limitations on our stockholders' ability to call special meetings; and

  advance notice requirements for nominations for election to our board of directors and for proposing matters to be acted on by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law generally prohibits us from engaging in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions could adversely affect the price that investors are willing to pay for shares of our common stock and prevent stockholders from realizing a premium that they may receive in connection with a corporate takeover.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved second quarter revenue growth by approximately $2.0 million, or 7 percentage points, and improved the first half revenue growth by approximately $3.4 million, or 7 percentage points, compared to the prior year comparable periods. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $16.4 million (which approximates the average amount invested in these securities during the first half of fiscal year 2004), each 1-percentage point decrease in the applicable interest rate would result in a $164 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of March 31, 2004 was $2.3 million. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 we entered into an interest rate swap agreement to convert our variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the mortgage loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 6.82%. The 6.82% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. We account for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

At March 31, 2004, the fair value of the swap agreement, which represents the cash we would pay to settle the agreement, was $771 thousand. As of March 31, 2004, the current portion of $88 thousand is included on the balance sheet under the caption "Accrued liabilities" and the long-term portion of $683 thousand is included under the caption "Other long-term liabilities". We record the payments or receipts on the agreement as adjustments to interest expense. We recognized interest expense related to the swap of $128 thousand and $261 thousand in for the three and six months ended March 31, 2004, respectively, and $77 thousand for the three and six months ended March 31, 2003, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MapInfo Corporation

Part II. Other Information

Item 1. Legal Proceedings

On August 5, 2002, we filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed to us by SRC under contractual obligations. SRC answered and asserted fifteen counterclaims against us, initially seeking a total of $11.0 million dollars in damages. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim upon our motion and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. We are vigorously defending against all remaining counterclaims. In addition, we have amended our complaint against SRC to add five claims relating to unauthorized distribution of our products and copyright infringement.

We are also aware of a threatened claim against us by one or more former customers of our TargetPro product. To our knowledge, the threatened claim relates to the release of TargetPro 4.0 in August 2002 and the related change in technology in that product from the prior version, TargetPro 3.7. Based on the information available to us, we believe the claims are without merit, and if any action is commenced, we intend to vigorously defend against it.

We are also party to other legal proceedings, none of which we believe are material.

MapInfo Corporation

Part II. Other Information (continued)

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In July 2002, the Board of Directors authorized the repurchase from time to time of up to $10.0 million of our Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. Through March 31, 2004, we have purchased a total of 297,057 shares for approximately $1.8 million under this repurchase program. We have not purchased any shares under this program since May, 2003.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 12, 2004, the following proposals were adopted by the vote specified below:

	For	Against	Withheld	Abstentions
Election of Directors:
Mark P. Cattini	12,587,443		1,841,452
John C. Cavalier	11,436,429		2,992,466
Joni Kahn	12,597,183		1,831,712
Thomas L. Massie	14,282,440		146,455
Robert P. Schechter	12,600,958		1,827,937
Quinn H. Tran	12,713,848		1,715,047

Amendment to the 1993 Employee Stock Purchase Plan	9,087,095	306,439		86,115
The shares authorized under the 1993 Employee Stock Purchase Plan were increased from 1,712,500 to 2,212,500 shares.

Amendment to the 1993 Director Stock Option Plan	8,899,508	486,319		93,822
The shares authorized under the 1993 Director Stock Option Plan were increased from 347,500 to 497,500 shares.

Ratification of PricewaterhouseCoopers LLP	11,728,946	2,684,346		15,603
The stockholders ratified the selection of Pricewaterhouse Coopers LLP as the Company's independent auditors for the current fiscal year.

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K
On January 22, 2004, MapInfo furnished a current report on Form 8-K under Item 12, containing a copy of its earnings release for the period ended December 31, 2003 (including financial statements).

On April 21, 2004, MapInfo furnished a current report on Form 8-K under Item 12, containing a copy of its earnings release for the period ended March 31, 2004 (including financial statements).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: May 11, 2004	By: /s/ K. Wayne McDougall
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