Form 10-Q
period 2004-06-30
MAPINFO CORP
filed 2004-08-09
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

          (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 2, 2004 was 20,219,544.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2004

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended June 30		Ended June 30

	2004	2003	2004	2003

Net revenues:
Products	$ 25,293	$ 21,659	$ 72,529	$ 62,259
Services	6,836	6,605	19,634	13,970

Total net revenues	32,129	28,264	92,163	76,229

Cost of revenues:
Products	4,665	4,662	14,087	12,929
Services	4,111	4,071	12,100	9,760

Total cost of revenues	8,776	8,733	26,187	22,689

Gross profit	23,353	19,531	65,976	53,540

Operating expenses:
Research and development	5,418	5,243	15,874	15,320
Selling and marketing	10,771	10,080	31,329	30,406
General and administrative	3,782	3,512	11,424	11,789

Total operating expenses	19,971	18,835	58,627	57,515

Operating income (loss)	3,382	696	7,349	(3,975)
Interest income	266	118	476	371
Interest expense	(294)	(293)	(875)	(701)
Other income (expense) - net	(682)	253	(1,427)	835

Interest and other income (expense), net	(710)	78	(1,826)	505

Income (loss) before provision for income taxes	2,672	774	5,523	(3,470)
Provision for (benefit from) income taxes	1,068	294	2,209	(1,319)

Net income (loss)	$ 1,604	$ 480	$ 3,314	$ (2,151)

Earnings (loss) per share:
Basic	$ 0.08	$ 0.03	$ 0.19	$ (0.14)
Diluted	$ 0.08	$ 0.03	$ 0.19	$ (0.14)

Weighted average shares outstanding:
Basic	20,160	15,382	17,192	15,256
Diluted	20,742	15,551	17,775	15,256

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	June 30,	September 30,
	2004	2003

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 71,768	$ 20,153
Short-term investments, at amortized cost	11,719	14,676

Total cash and short-term investments	83,487	34,829
Accounts receivable, less allowance of $1,806 and $2,182
at June 30, 2004 and September 30, 2003, respectively	24,317	23,338
Inventories	332	400
Income taxes receivable	237
Deferred income taxes	1,130	1,124
Other current assets	2,818	2,583

Total current assets	112,321	62,274
Property and equipment - net	25,563	26,682
Product development costs - net	501	255
Deferred income taxes	13,458	14,888
Goodwill - net	27,487	21,343
Other intangible assets - net	2,742	3,526
Investments and other assets	2,096	4,004

Total assets	$ 184,168	$ 132,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,307	$ 1,393
Accounts payable	3,122	2,814
Accrued liabilities	19,328	18,526
Deferred revenue	13,740	13,009
Income taxes payable		239

Total current liabilities	37,497	35,981
Long-term debt	15,917	16,895
Deferred revenue, long-term	310	278
Other long-term liabilities	-	532

Total liabilities	53,724	53,686

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	41	31
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	99,645	53,105
Retained earnings	29,039	25,725
Accumulated other comprehensive income	1,719	425

Total stockholders' equity	130,444	79,286

Total liabilities and stockholders' equity	$ 184,168	$ 132,972

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Nine months
	Ended June 30,

	2004	2003

Cash flows from (used for) operating activities
Net income (loss)	$ 3,314	$ (2,151)
Depreciation and amortization	4,600	5,052
Allowance for accounts receivable	(327)	(92)
Tax benefit from option exercises	331	25
Loss/(income) on minority investments	1,255	(133)
Provision for write-down of minority investments	622	-
Provision for deferred income taxes	1,368	(733)
Changes in operating assets and liabilities:
Accounts receivable	99	324
Inventories	(19)	142
Other current assets	(457)	129
Accounts payable and accrued liabilities	(500)	(28)
Deferred revenue	351	1,192
Income taxes	(503)	(416)

Net cash from operating activities	10,134	3,311

Cash flows from (used for) investing activities
Additions to property and equipment	(1,656)	(2,663)
Capitalized product development costs	(693)	(64)
Acquisition of business and technology	(5,229)	(12,163)
Short-term investments, net	2,957	376
Long-term investments	-	(462)

Net cash used for investing activities	(4,621)	(14,976)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(1,064)	(249)
Proceeds from mortgage payable	-	4,575
Proceeds from term loan	-	3,000
Proceeds from secondary common stock offering	44,233	-
Repurchase of common stock for treasury	-	(268)
Proceeds from exercise of stock options and ESPP purchases	1,985	1,024

Net cash from financing activities	45,154	8,082

Effect of exchange rates on cash and cash equivalents	948	62

Net change in cash and equivalents	51,615	(3,521)
Cash and equivalents, beginning of period	20,153	19,496

Cash and equivalents, end of period	$ 71,768	$ 15,975

The Company acquired furniture and fixtures of $-0- and $733 thousand in the nine months ended June 30, 2004 and 2003, respectively, under capital lease obligations.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table summarizes the proforma operating results of the Company had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	Three months ended June 30,		Nine months ended June 30,

	2004	2003	2004	2003

(In thousands, except per share data)
Net income (loss), as reported	$ 1,604	$ 480	$ 3,314	$ (2,151)
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value-based
method for all awards	(703)	(736)	(1,987)	(2,243)

Proforma net income (loss)	$ 901	$ (256)	$ 1,327	$ (4,394)

Earnings (loss) per share:
Basic, as reported	$ 0.08	$ 0.03	$ 0.19	$ (0.14)
Diluted, as reported	$ 0.08	$ 0.03	$ 0.19	$ (0.14)
Basic, proforma	$ 0.04	$ (0.02)	$ 0.08	$ (0.29)
Diluted, proforma	$ 0.04	$ (0.02)	$ 0.07	$ (0.29)

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 2004 and 2003.

	Three months Ended June 30,		Nine months Ended June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)

Net income (loss)	$ 1,604	$ 480	$ 3,314	$(2,151)

Weighted average shares for basic EPS	20,160	15,382	17,192	15,256
Effect of dilutive stock options	582	169	582	-

Weighted average shares and assumed exercise
of stock options for diluted EPS	20,742	15,551	17,775	15,256

Basic EPS	$ 0.08	$ 0.03	$ 0.19	$ (0.14)
Diluted EPS	$ 0.08	$ 0.03	$ 0.19	$ (0.14)

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS) (continued)

The impact of stock options for the nine months ended June 30, 2003 was anti-dilutive and therefore was excluded from the calculation. If the impact of stock options had not been anti-dilutive, the effect of dilutive stock options would have been 77 thousand shares for the nine months ended June 30, 2003. The impact of outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock was anti-dilutive and therefore excluded from the calculation. Outstanding stock options, with an exercise price equal to or greater than the average market price of the Company's common stock for the three and nine months ended June 30, 2004 were 929 thousand shares and 689 thousand shares, respectively and 1,681 thousand shares and 2,054 thousand shares for the three and nine months ended June 30, 2003, respectively.

4.  Comprehensive Income

Comprehensive income (loss) was as follows:

	Three months Ended June 30,		Nine months Ended June 30,

	2004	2003	2004	2003

	(In thousands)

Net income (loss)	$ 1,604	$ 480	$ 3,314	$ (2,151)
Derivative valuation adjustment	894	(1,117)	719	(1,117)
Change in accumulated translation adjustments	(638)	1,019	574	1,270

Total comprehensive income (loss)	$ 1,860	$ 382	$ 4,607	$ (1,998)

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

5.  Derivative Instruments and Hedging Activities (continued)

At June 30, 2004, the fair value of the swap agreement, which represents the cash the Company would receive to settle the agreement, was $123 thousand. The current portion of $14 thousand is included on the balance sheet under the caption Other current assets and the long-term portion of $109 thousand is included under the caption Other intangible assets, net. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $129 thousand and $390 thousand for the three and nine months ended June 30, 2004, respectively, and $123 thousand and $200 thousand for the three and nine months ended June 30, 2003, respectively.

6.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, analytical, training and technical support services.

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

Effective October 1, 2003, the Company is no longer organized into strategic business units and therefore, no longer reports segment information based on strategic business units. The Company's geographic segments are discussed below.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three and nine months ended June 30, 2004 and 2003, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Net revenues:	(in thousands)		(in thousands)
Americas	$ 18,597	$ 16,412	$ 51,480	$ 41,654
EAME	8,818	7,754	28,818	24,385
Asia-Pacific	4,714	4,098	11,865	10,190

Total net revenues	$ 32,129	$ 28,264	$ 92,163	$ 76,229

Operating income (loss):
Americas	$ 5,777	$ 3,366	$ 13,443	$ 5,500
EAME	$ 2,096	1,881	9,186	6,300
Asia-Pacific	$ 2,057	1,894	4,767	4,243
Corporate adjustments:
R&D	$ (3,564)	(3,579)	(10,642)	(10,652)
Marketing	$ (1,725)	(1,793)	(5,557)	(5,371)
G&A	$ (1,259)	(1,073)	(3,848)	(3,995)

Total operating income (loss)	$ 3,382	$ 696	$ 7,349	$ (3,975)

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies

In December 2002, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance its 150,000 square foot Corporate Headquarter facility, which was constructed in 2002 in Troy, New York, and the related land lease. This financing arrangement is a ten-year term loan with principal and interest, at a rate of LIBOR plus 2.25%, with a minimum rate of 3.5%, payable monthly. Per the agreement, there is an annual debt service coverage ratio covenant, with which the Company was in compliance. The total amount borrowed under the term loan agreement was $15.1 million and as of June 30, 2004, the outstanding balance was $14.6 million.

In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-two equal installments along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of June 30, 2004 was $2.1 million. Additionally, the Company has a $10.0 million credit facility with a commercial bank that expires on March 31, 2005. As of June 30, 2004 and September 30, 2003, there were no outstanding borrowings under this credit facility. Both the term-loan and the credit facility contain certain financial covenants with which the Company was in compliance.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies (continued)

The Company is also party to other legal proceedings, none of which it believes is material.

8.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142 during the second quarter of fiscal year 2004, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2003. As a result of these annual tests, there was no indication of impairment.

The balance of goodwill as of September 30, 2003 was $21.3 million. During the nine months ended June 30, 2004, goodwill increased by $6.1 million due to the contingent payment that the Company agreed to pay Thompson Site Selection Research, Inc. ("Thompson"), pursuant to the terms of the Thompson purchase agreement ($5.1 million was paid to Thompson on March 1, 2004 and $1.0 million will be paid on October 1, 2004), and $73 thousand due to foreign currency translation. As a result, the goodwill balance as of June 30, 2004 was $27.5 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated		Amortization
June 30, 2004	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,815	$ 805	3-5 years
Customer intangibles	4,250	2,963	1,287	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	251	95	3-5 years

Total	$ 7,771	$ 5,029	$ 2,742

		Accumulated		Amortization
September 30, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,617	$ 1,003	3-5 years
Customer intangibles	4,250	2,432	1,818	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	196	150	3-5 years

Total	$ 7,771	$ 4,245	$ 3,526

Amortization of purchased intangible assets for the three and nine months ended June 30, 2004 was $295 thousand and $925 thousand, respectively. Amortization of purchased intangible assets for the three and nine months ended June 30, 2003 was $260 thousand and $750 thousand, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 was revised in December 2003 and is effective for the first financial reporting period after March 15, 2004. The Company adopted the provisions of FIN 46 beginning with the quarter ended March 31, 2004, which did not have a material impact on the financial statements.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

10. Issuance of Additional Common Stock

On April 2, 2004 the Company completed a follow-on public offering of its common stock. The Company sold 4,312,500 shares of common stock at an offering price of $11.00. Net proceeds, after the underwriters' discount and offering expenses, were approximately $44.2 million.

In connection with this offering, on February 24, 2004, the Company filed a registration statement on Form S-3 (Commission No. 333-113029) with the Securities and Exchange Commission relating to the public offering of 3,750,000 shares of the Company's common stock. On February 23, 2004, an employee of Adams, Harkness & Hill, Inc., one of the underwriters in the Company's offering, made an unauthorized disclosure to one prospective institutional investor, and on February 24, 2004 and February 25, 2004, employees of First Albany Capital Inc., the lead underwriter in the Company's offering, sent unauthorized emails to approximately 223 addressees. The unauthorized pre-filing disclosure by the Adams Harkness employee may have constituted an impermissible pre-filing offer under the Securities Act of 1933, and the unauthorized emails by the employees of First Albany may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933, each of which may entitle the recipients of the unauthorized disclosure and emails to rescission rights if they purchased shares of the Company's common stock in the offering. The rescission rights would allow any recipient, for a period of one year from the date of such recipient's purchase of shares of the Company's common stock in the offering, to seek recovery of the consideration paid in connection with the purchase. Adams Harkness & Hill, Inc. and First Albany Capital Inc. have agreed to indemnify the Company for losses, costs, and expenses that the Company may incur as a result of the unauthorized disclosure and the emails. As such, the Company does not expect the effect of the unauthorized disclosure and emails to have a material impact on the Company's results of operations, financial position, or cash flows.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under "Factors Affecting Future Performance".

Overview

We are a leading provider of location-based business intelligence solutions that help organizations make more insightful decisions. Our integrated offering of software, data sets and services helps organizations in vertical markets, including telecommunications, the public sector, retail and financial services, which includes insurance, solve complex business problems where location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network planning, asset management, site selection, and routing. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, homeland security-related applications and emergency preparedness and response. By using our products and services, organizations can uncover valuable location-based intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

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

In fiscal year 2003, we increased our focus on vertical markets, where we believe we can build on our domain expertise and location is critical to helping customers achieve their strategic objectives. These vertical markets include telecommunications, retail, the public sector and financial services, which includes insurance. To ensure that we are directing our energies toward meeting customer needs at all times, we have established teams that bring together sales, marketing, services and product management. With this structure, we believe we will deepen long-standing, and create new, customer relationships, while enhancing our expertise in target markets and delivering focused solutions.

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

Revenues generated in the United States represented approximately 49% of our total revenues for the third quarter and 47% of our total revenues for the first nine months of fiscal 2004. As of June 30, 2004, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, China, Singapore, Spain, Italy, Sweden and The Netherlands.

Typically, we generate our highest quarterly revenues in our fourth fiscal quarter due primarily to year-end sales momentum, and we generate our lowest quarterly revenues in our first fiscal quarter due primarily to a shorter selling season as a result of calendar year-end holidays.

Product Revenue

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

Services Revenue

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

Deferred Revenue

At June 30, 2004, we had deferred revenues of approximately $14.1 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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

  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements of the Company consist primarily of perpetual product licenses sold with 1-year maintenance arrangements. The maintenance arrangements are primarily sold separately from, or as a premium to the product license fee and accordingly, vendor specific objective evidence ("VSOE") is determinable. The fair value used to allocate revenue to the elements is based on VSOE of fair values of the elements. In general, revenue related to postcontract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. In general, revenue from customer training, consulting and analytical services is recognized when the service is performed.

  Impairment of Intangible Assets. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives of three to ten years, with the exception of certain trademarks, which have been determined to have an indefinite useful life and therefore are not subject to amortization. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management's determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

  Goodwill Impairment. Effective October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, we do not amortize goodwill. We test goodwill for impairment on an annual basis or when a triggering event occurs and write down goodwill if it is determined that the asset has been impaired.

  Investments Impairment. We hold minority interests in companies having operations or technology in areas within our strategic focus. Currently, the most significant of these is Alps, which, as of June 30, 2004, has a carrying value of $2.0 million. We record an investment impairment charge when an investment has experienced a decline in value that we believe is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value. This may require an impairment charge in the future.

  Deferred Tax Assets. At June 30, 2004, we had net deferred tax assets of $16.0 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that, they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2004	2003	Change	2004	2003	Change

Net Revenues
Products	$ 25,293	$ 21,659	17%	$ 72,529	$ 62,259	16%
Services	6,836	6,605	4%	19,634	13,970	41%

Total net revenues	32,129	28,264	14%	92,163	76,229	21%

Cost of revenues:
Products	4,665	4,662	0%	14,087	12,929	9%
Services	4,110	4,071	1%	12,100	9,760	24%

Total cost of revenues	8,776	8,733	0%	26,187	22,689	15%

Gross profit	$ 23,353	$ 19,531	20%	$ 65,976	$ 53,540	23%
Gross profit %	72.7%	69.1%		71.6%	70.2%

Net Revenue

Revenues for the third quarter of fiscal year 2004 increased 14%, or $3.9 million, to $32.1 million from $28.3 million in the same period a year ago. Product revenues, which include software, data and solutions, increased by $3.6 million, or 17%, compared to the third quarter of the prior year. The increase in product revenues was mainly due to increased sales in our targeted vertical markets, including telecommunications, the public sector and retail. On a geographic basis, third quarter revenues in the Americas increased $2.2 million, or 13%, compared to the same period a year ago. Europe, Africa and the Middle East, or EAME, revenues increased $1.1 million, or 14%, and revenues in the Asia-Pacific region increased $616 thousand, or 15%, when compared to the same period a year ago. The strengthening of foreign currencies against the U.S. dollar added $936 thousand to third quarter 2004 revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Revenues for the first nine months of fiscal year 2004 increased 21%, or $16.0 million, to $92.2 million from $76.2 million in the same period a year ago. Thompson accounted for $5.7 million or 35% of the revenue increase during the first nine months of fiscal year 2004, since the Thompson acquisition took place during the second quarter of fiscal year 2003. Approximately $5.7 million of the $16.0 million increase was attributable to increased revenues from services, primarily due to Thompson, which accounted for $4.4 million of the increase in services revenue in the first nine months of fiscal year 2004. Product revenues, which include software, data and solutions, increased by $10.3 million, or 16%, compared to the first nine months of the prior year. The increase in product revenues was mainly due to increased sales in our targeted vertical markets. On a geographic basis, for the first nine months of fiscal 2004, revenues in the Americas increased $9.8 million, or 24%, compared to the same period a year ago, inclusive of Thompson. EAME revenues increased $4.4 million, or 18%, and revenues in the Asia-Pacific region increased $1.7 million, or 16%, when compared to the same period a year ago. The strengthening of foreign currencies against the U.S. dollar added $4.4 million to revenue for the first nine months of fiscal 2004 compared to the prevailing exchange rates in the comparable period from the prior year.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenues as a percentage of revenues decreased to 27.3% in the third quarter of 2004 from 30.9% in the same period a year ago. As a result, the gross margin increased to 72.7% from 69.1% in the comparable period from the prior year. Cost of revenues as a percentage of revenues decreased to 28.4% in the first nine months of 2004 from 29.8% in the same period a year ago. As a result, the gross margin increased to 71.6% from 70.2% in the comparable period from the prior year. The increase in gross margin for the third quarter and the first nine months of fiscal 2004 is attributable to improved productivity of the service organization as well as an increase in product revenues, which carry higher gross margins.

Operating Expenses
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2004	2003	Change	2004	2003	Change

Research and development	$ 5,418	$ 5,243	3%	$ 15,874	$ 15,320	4%
Percentage of net revenues	16.9%	18.6%		17.2%	20.1%

Selling and marketing	$ 10,771	$ 10,080	7%	$ 31,329	$ 30,406	3%
Percentage of net revenues	33.5%	35.7%		34.0%	39.9%

General and administrative	$ 3,782	$ 3,512	8%	$ 11,424	$ 11,789	-3%
Percentage of net revenues	11.8%	12.4%		12.4%	15.5%

Research and development

Research and development (R&D) expenses increased 3% to $5.4 million in the third quarter of fiscal 2004 from $5.2 million in the prior year period. The impact of foreign exchange added approximately $152 thousand to R&D expense during the third quarter of fiscal 2004. At the end of the third quarter, R&D headcount was 189 compared to 195 at the end of the third quarter in the prior year. As a percentage of revenues, R&D expenses decreased to 16.9% in the third quarter of fiscal 2004 compared to 18.6% in the prior year comparable period.

Research and development (R&D) expenses increased 4% to $15.9 million in the first nine months of fiscal 2004 from $15.3 million in the prior year period. The impact of foreign exchange added approximately $767 thousand to R&D expense during the first nine months of fiscal 2004. As a percentage of revenues, R&D expenses decreased to 17.2% in the first nine months of fiscal 2004 compared to 20.1% in the prior year comparable period.

Selling and marketing

Selling and marketing expense increased 7% in the third quarter of fiscal year 2004 to $10.8 million from $10.1 million in the third quarter of fiscal 2003. The effect of foreign currencies increased selling and marketing expense by approximately $449 thousand in the third quarter of fiscal 2004. On June 30, 2004, selling and marketing headcount was 241 compared to 252 at the end of the third quarter in the prior year. As a percentage of revenues, selling and marketing expenses in the third quarter decreased to 33.5% from 35.7% a year ago.

Selling and marketing expenses increased 3% in the first nine months of fiscal year 2004 to $31.3 million from $30.4 million in the first nine months of fiscal 2003. The effect of foreign currencies increased selling and marketing expense by approximately $1.7 million in the first nine months of fiscal 2004. As a percentage of revenues, selling and marketing expenses in the first nine months decreased to 34.0% from 39.9% a year ago, primarily due to better utilization of the worldwide sales force.

General and administrative

General and administrative (G&A) expenses increased 8% to $3.8 million in the third quarter of fiscal year 2004 from $3.5 million in 2003, primarily due to increased headcount and the effect of foreign currencies. Foreign currency effects resulted in approximately $105 thousand of additional G&A expense in the third quarter of fiscal 2004. On June 30, 2004, G&A headcount was 121 compared to 110 at the end of the third quarter in the prior year. As a percentage of revenues, G&A expenses in the third quarter decreased to 11.8% from 12.4% in the prior year comparable period.

General and administrative (G&A) expenses decreased by 3% to $11.4 million in the first nine months of fiscal year 2004 from $11.8 million in 2003, primarily due to severance costs of approximately $977 thousand in the prior year, offset by increased headcount and the effect of foreign currencies. Foreign exchange resulted in approximately $400 thousand of additional G&A expense in the first nine months of fiscal 2004. As a percentage of revenues, G&A expenses in the first nine months decreased to 12.4% from 15.5% in the prior year comparable period.

Interest and Other Income (Expense), Net
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2004	2003	Change	2004	2003	Change

Interest and other income (expense), net	$ (710)	$ 78	-1010%	$ (1,826)	$ 505	-462%

Interest and other income (expense), net in the third quarter of fiscal 2004 of negative $710 thousand was $788 thousand lower than the third quarter of the prior year. The expense in the third quarter of fiscal 2004 is mainly attributable to Alps, the Japanese company in which we have a 49% ownership. During the third quarter, we recorded a $500 thousand expense for our proportionate share of Alps' operating loss. In addition, we recorded a $400 thousand impairment charge for a decline in value that management believes is not temporary. Offsetting the negative effects mentioned above, in the third quarter of 2004 we recorded a foreign currency translation loss of $2 thousand compared to a foreign currency translation loss of $200 thousand in the prior year.

During the first nine months of fiscal 2004, interest and other income (expense), net was negative $1.8 million versus an income of $505 thousand in the prior year. During the first nine months of 2004, we recorded a $1.3 million expense for our proportionate share of Alps' operating loss. In addition, we recorded a $600 thousand impairment charge for a decline in value that management believes is not temporary and recorded a foreign currency translation expense of $287 thousand. The prior year's first nine months interest and other income (expense), net included a foreign currency translation gain of $25 thousand and a net expense related to the investment in Alps of $15 thousand.

Provision for (Benefit from) Income Taxes
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2004	2003	Change	2004	2003	Change

Provision for (benefit from) income taxes	$ 1,068	$ 294	263%	$ 2,209	$ (1,319)	-267%

The income tax expense in the third quarter and the first nine months of fiscal year 2004 is due to the pre-tax income. In the prior year, the third quarter income tax expense was due to the pre-tax income recognized in that period, however, the first nine months of the prior year reflects an income tax benefit resulting from a pre-tax loss. The effective income tax rate was 40% in the third quarter and first nine months of fiscal 2004. The prior year effective income tax rate for the third quarter and year-to-date was 38%.

Liquidity and Capital Resources

Our cash and short-term investments totaled $83.5 million at June 30, 2004 compared to $34.8 million at September 30, 2003. Our investment portfolio consisted primarily of short-term, investment grade marketable securities. On April 2, 2004 we completed a follow-on public offering of our common stock. We sold 4,312,500 shares of common stock at an offering price of $11.00. Net proceeds, after the underwriters' discount and offering expenses, were approximately $44.2 million. We intend to use the net proceeds primarily for working capital and for general corporate purposes, including possible acquisitions.

Operating Activities

Net cash from operating activities was $10.1 million for the first nine months of fiscal 2004 compared to net cash used for operating activities of $3.3 million for the same period in fiscal 2003. Cash generated from operating activities in the first nine months of fiscal 2004 resulted primarily from net income.

Investing Activities

Net cash used for investing activities was $4.6 million during the first nine months of fiscal 2004, which consisted of a contingent payment related to the Thompson acquisition of $5.1 million, fixed asset additions of $1.7 million, capitalized translation costs of $693 thousand, and a technology investment of $158 thousand, offset by a reduction of short-term investments of $3.0 million.

Financing Activities

Net cash generated from financing activities for the first nine months of fiscal 2004 was $45.2 million, which consisted of net proceeds of $44.2 from the follow-on public offering, proceeds from the exercise of stock options and ESPP purchases of $2.0 million, offset by repayments of debt obligations of $1.1 million.

Contractual Obligations

The following table summarized our contractual obligations as of June 30, 2004 (in thousands):

		Less
		than 1	1-3	After 3
	Total	Year	Years	Years

Contractual Obligations:
Capital lease obligations	$ 550	$ 134	$ 250	$ 166
Other long-term debt	16,674	1,172	1,844	13,658
Earned contingent payments	1,000	1,000	-	-
Operating leases	24,719	4,258	6,425	14,036

Total Contractual Obligations	$ 42,943	$ 6,564	$ 8,519	$ 27,860

We have a $10.0 million credit facility with a bank that expires on March 31, 2005. As of June 30, 2004 and September 30, 2003, there were no outstanding borrowings under this credit facility.

On November 26, 2003, we agreed to pay Thompson the $6.1 million contingent payment pursuant to the terms of the Thompson purchase agreement, $5.1 million of which we paid on March 1, 2004. The remaining $1.0 million will be paid on October 1, 2004.

In addition, under an advisory agreement with an investment banking firm in Japan, we may be required to make a cash payment of up to $2.0 million to the investment banking firm based on the financial performance of Alps over the four fiscal years ending September 30, 2004. Any payment earned under this agreement would be made in the first quarter of fiscal year 2005 and would be accounted for as an addition to goodwill, unless it is determined that the additional carrying value would not be recoverable. If it is determined that the payment, or a portion thereof, is not recoverable, the unrecoverable amount would be recorded as a charge to our results of operations.

In July 2002, the Board of Directors authorized us to repurchase from time to time up to $10.0 million of our Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. We intend to use the repurchased shares for issuance upon exercise of employee stock options, purchases under our stock purchase plan, or other corporate purposes. The repurchase program will be funded using our working capital. We did not make any purchases under this program during the first nine months of fiscal year 2004. Under this repurchase program, we have purchased a total of 297,057 shares totaling approximately $1.8 million to date.

For information regarding legal proceedings, see Part II Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet our operating and capital requirements, including the remaining purchase price payment for the acquisition of Thompson, for the next twelve months. Factors that could adversely affect our financial condition include a decrease in revenues, and increased costs associated with acquisitions.

Off Balance Sheet Arrangements

During the first nine months of fiscal year 2004, we did not engage in:

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

We have incurred losses in each of the past two fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003 and the first three quarters of our current fiscal year, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development and selling, general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

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

We may be unable to keep pace with the rapid technological changes in our industry or to timely introduce new or enhanced products that achieve market acceptance. Our industry is characterized by extremely rapid technological change, evolving industry standards, changing customer demands and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. During recent years, we introduced a number of new or substantially updated releases of products, including Routing J Server®, TargetPro®, Envinsa™, MapMarker® and MapInfo® Discovery™. Our future success depends in part upon customer and market acceptance of these new products and initiatives, which is uncertain. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations. We cannot assure you that we will successfully complete the development of new or enhanced products in a timely manner or successfully manage transitions from one product release to the next.

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 51% and 53% of our revenues in the third quarter and the first nine months of fiscal year 2004, respectively. The international portion of our business is subject to a number of inherent risks, including:

  difficulties in building and managing international operations;

  reliance on financial commitments from certain international distributors;
  difficulties in localizing products and translating documentation into foreign languages;
  fluctuations in import/export duties and quotas;
  potentially adverse tax consequences; and
  regulatory, economic or political changes in international markets.

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 38% and 39% of our revenues in the third quarter and the first nine months of fiscal year 2004, respectively, were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

We may be unable to successfully execute on our strategic plan to increasingly focus on vertical markets. Our increasing focus on vertical markets such as telecommunications, retail, the public sector, and financial services, which includes insurance, is an integral part of our overall strategic plan. Opportunities in these markets are hard to predict. For example, our ability to earn revenues from sales to the U.S. government is affected by factors outside of our control, including the government's ability to terminate its contracts with us, the complex and time-consuming process for procuring government contracts as well as the requirement that we comply with various government regulations and policies. In addition, our success and strategy depend on our ability to continue to develop domain expertise in our targeted vertical markets. If customer demand does not grow as anticipated or our products and services are not accepted in these markets, our business and results of operations could be materially adversely affected.

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

In addition, any significant investments we make may adversely affect our net income. For example, we account for our ownership in Alps under the equity method, which generally means we include in our income for each fiscal quarter a proportionate share of Alps' reported income or loss for its prior quarter. Based on Alps' results for its quarter ended March 31, 2004, we recorded our proportionate share of Alps' net loss, which reduced our pre-tax income in the third quarter of fiscal year 2004 by approximately $500 thousand.

Our financing activities may have adverse consequences. Any financing activities we undertake, whether to fund acquisitions, operations, growth or otherwise, could adversely affect our financial condition or results of operations. Additional debt financing could require us to pay a greater amount of interest and impose covenants that could impede our ability to manage our operations, raise additional capital, undertake acquisitions or other strategic transactions or pay dividends. For example, our current credit facility contains covenants that require us, among other things, to maintain certain debt ratios and restrict how we invest our cash and liquid assets. The sale of stock would result in dilution to existing stockholders.

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

Claims that we infringe the proprietary rights of third parties could result in significant expenses or restrictions on our ability to sell our products and services. Third parties may claim that our current or future products or services infringe their proprietary rights. Any infringement or other claim, whether with or without merit, would be time-consuming and expensive to litigate or settle and could divert our management's attention from our core business. As a result of an infringement claim, we may have to pay significant damages, incur substantial legal fees, develop costly technology that does not infringe the rights of others, if possible, or enter into license agreements, which may require us to pay substantial royalties and may not be available on terms acceptable to us, if at all. For example, one of our former resellers has made copyright infringement and other claims against us. See Part II, Item I "Legal Proceedings" for a description of this proceeding.

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

Our recent growth in our services revenue may not prove to be sustainable or profitable. We have increased our services business with the acquisition of Thompson during fiscal year 2003. Services revenue comprised 21% of total revenue for the first nine months of fiscal year 2004 versus 18% in the first nine months of fiscal year 2003. We cannot assure you that we will be able to continue to increase or maintain this level of services revenue. Loss of any large customer in the services business could have an adverse impact on our financial condition or results of operations. In addition, our gross margins on services revenues have historically been lower than our gross margins on product sales. Furthermore, in those cases where we enter into service agreements with our customers, some of these service agreements are short-term contracts and permit our customers to terminate their agreements with us at their election.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of June 30, 2004, we had approximately $27.5 million in net goodwill, $2.7 million in other intangible assets and $2.1 million in investments, consisting primarily of our 49% equity position in Alps. We account for the Alps investment under the equity method of accounting. We recognized approximately $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

We may not be able to fully use our net operating loss carryforwards to reduce our future taxable income, if any. As of June 30, 2004, we had approximately $26.6 million in net operating loss carryforwards. These net operating loss carryforwards could reduce our taxable income in future years. However, they are scheduled to expire at various dates beginning in 2021, and we may not be able to fully use these net operating carryforwards to offset any future taxable income we may earn.

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

Market volatility may affect our stock price, and the value of your investment in our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to June 30, 2004, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Provisions of our charter documents and Delaware General Corporation Law may deter a change of our control, which may be favorable to our stockholders. Certain provisions of our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved third quarter revenue growth by approximately $936 thousand, or 4 percentage points, and improved the first nine months revenue growth by approximately $4.4 million, or 6 percentage points, compared to the prior year comparable periods. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $30.7 million (which approximates the average amount invested in these securities during the first nine months of fiscal year 2004), each 1-percentage point decrease in the applicable interest rate would result in a $307 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of June 30, 2004 was $2.1 million. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

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

At June 30, 2004, the fair value of the swap agreement, which represents the cash the Company would receive to settle the agreement, was $123 thousand. The current portion of $14 thousand is included on the balance sheet under the caption Other current assets and the long-term portion of $109 thousand is included under the caption Other intangible assets, net. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $129 thousand and $390 thousand for the three and nine months ended June 30, 2004, respectively, and $123 thousand and $200 thousand for the three and nine months ended June 30, 2003, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In July 2002, the Board of Directors authorized the repurchase from time to time of up to $10.0 million of our Common Stock on the open market or in negotiated transactions. The repurchase program will remain in effect until September 30, 2004, unless discontinued earlier by the Board of Directors. Through June 30, 2004, we have purchased a total of 297,057 shares for approximately $1.8 million under this repurchase program. We have not purchased any shares under this program since May 2003.

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

On July 22, 2004, MapInfo furnished a current report on Form 8-K under Item 12, containing a copy of its earnings release for the period ended June 30, 2004 (including financial statements).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: August 9, 2004	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).