Form 10-K
period 2004-09-30
MAPINFO CORP
filed 2004-11-30
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Yes_ X        No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $211,325,404 based on the closing price of the Common Stock on the Nasdaq National Market on March 31, 2004.

The number of shares outstanding of the registrant's common stock, $.002 par value per share as of November 19, 2004 was 20,370,999.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders	III

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In this Annual Report on Form 10-K, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements: as to our plans for its business, the sufficiency of funds to meet operating requirements for the next 12 months; the success of our vertical market strategy; the ability of our customers to achieve improved operating results from the use of our products and services; the ability to develop new technology and/or products; and the potential impact of accounting policies and pronouncements on our future financial reports and results. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Factors Affecting Future Performance". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

We are subject to the informational requirements of the Securities Exchange Act of 1934 and file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC"). You may read and copy any reports, proxy statements and other documents we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain copies of these reports, proxy statements and other documents at the SEC's website at http://www.sec.gov.

Our corporate headquarters are in Troy, New York, and we are incorporated in the state of Delaware. Our Internet address is http://www.mapinfo.com. The contents of this web site are not part of this Annual Report on Form 10-K, and our Internet address is included in this document as an inactive textural reference only. We make available, free of charge through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports on the same day we file such material with, or furnish it to, the SEC. Each such report is posted on our web site or available via a direct link to our filings on the SEC's EDGAR system.

PART I

ITEM 1.     BUSINESS

Overview

MapInfo Corporation is a leading provider of location-based business intelligence solutions that help organizations make more insightful decisions. Our integrated offering of software, data sets and services helps organizations in vertical markets- including telecommunications, the public sector, retail and financial services, which includes insurance - solve complex business problems where location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network optimization and planning, asset management, and site selection. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, homeland security-related applications, asset management and network optimization and planning and emergency preparedness and response. By using our products and services, organizations can uncover valuable intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

Our standards-based Envinsa™ enterprise location platform allows organizations to rapidly build location-based applications, which they can provide to their customers as well as use internally in their own organizations. Envinsa was designed to be a single platform combining different components of location-based functionality. Envinsa is modular in nature, meaning that enterprises and organizations can deploy and use pieces of the platform, depending on their needs. Envinsa scales to support large enterprises with thousands of users and is designed to integrate with existing information technology, or IT, systems. In addition to this platform, our set of core capabilities consisting of mapping tools, geocoding tools and routing tools can be licensed in the form of discrete products. We also offer data sets to our customers. Some data that is used in our solutions, such as addresses, area codes, or postal codes, already exists in corporate databases. However, in many cases customers choose to use MapInfo data sets, which are more granular and sophisticated. We also offer consulting and analytical services to customers in order to help them build predictive models for, and generate answers to, location-oriented problems.

We develop solutions directly for our customers and also work with leading technology vendors, including Agilent Technologies, Business Objects, Cognos, IBM, MicroStrategy, Oracle, Siebel Systems, and Siemens. We market our solutions through a worldwide network comprised of a direct sales organization, value-added resellers (VARs), systems integrators, distributors, and original equipment manufacturers (OEMs). More than 7,000 organizations in numerous industry sectors around the world utilize our products and services, including AT&T, Brinker International, The Gap, The Home Depot, MasterCard International, The State of New York, TD Canada Trust, and Vodafone.

Industry Background

In today's competitive business environment, businesses are under constant pressure to acquire and retain customers, reduce costs and improve operating efficiencies. For example, retailers look for ways to enhance profitability by optimizing store deployments and marketing the right products to customers with the appropriate demographic profile. Insurance companies seek better methods to manage risk by analyzing geographic concentrations of potential claims. Also, telecommunications services companies are focused on providing superior network quality and coverage by better identifying coverage gaps and locating network performance issues.

Government agencies face their own set of challenges, such as financial constraints and public safety, and must find ways to better manage resources and serve their citizens. For example, police departments explore methods to better protect the public by more effectively and efficiently analyzing crime patterns within specific geographies. Likewise, government authorities look to improve security by assessing threats across their geographies and departments and planning appropriate emergency responses.

A key element in addressing these challenges lies in having access to data, which can help solve these complex problems. Some of that data, such as addresses, area codes and postal codes, already exists inside organizational databases. However, to solve more complicated problems, organizations need access to more sophisticated data sets designed to be used in location-based analyses, such as road networks and street addresses, demographic trends and patterns, or industry data such as natural hazard occurrences or telecommunications infrastructure.

Organizations also need a location-based business intelligence solution with strong analytical functionality that can extract value from this information. By using location as a key variable in their business analysis activities, organizations are able to more effectively identify and analyze patterns, relationships and trends, and thus make more informed decisions. Conventional analysis and reporting methods do not possess the broad range of capabilities needed to fully harness the power of location-based information, and as a result, organizations are increasingly turning towards location-based business intelligence solutions to unlock the value of this data.

Key attributes of a successful location-based business intelligence solution include:

  a broad portfolio of software, data and services;
  the ability to address complex, industry-specific problems;
  sophisticated analytical capabilities;
  fast and simple deployment and configuration; and
  an open architecture allowing for rapid customization and application development.

Our Solution

We offer a broad portfolio of software, data sets and services designed to help our customers in business and government meet a diverse set of needs, including site selection, risk management, network planning and asset management. Our solutions allow our customers to solve complicated problems by enabling them to visualize, develop, analyze, and share location-based intelligence critical to their business processes and decision-making.

Key advantages of our solution include:

Comprehensive Software, Data Sets, and Services Offering.  We offer organizations a single source location-based business intelligence solution through our broad portfolio of software, data sets and services offerings. Businesses and government agencies use our core products, data and vertical market solutions to incorporate location-based data into their decision-making processes to drive more effective results. Our value-added data sets integrate with our customers' existing data sets in order to generate more valuable intelligence. As a complement to these offerings, we offer a broad range of professional services, such as application development and systems integration, which help our customers quickly implement and customize our solutions.

Focused Vertical Market Solutions.  Our solutions are primarily focused around vertical markets in which location is critical to helping organizations achieve their strategic objectives. These targeted vertical markets include telecommunications, retail, the public sector, and financial services, which includes insurance. In developing our vertical market solutions, we have established teams that bring together sales and marketing, professional services and product management in order to ensure that we are directing our energies toward meeting existing and emerging customer needs. By focusing on particular vertical markets, we are able to help businesses and government agencies solve complex problems that require industry-specific knowledge.

Strong Predictive Analytics Capabilities.  Our solutions incorporate strong predictive analytics capabilities that deliver customer and location driven analytical models that help our customers make more effective and insightful decisions. In delivering predictive analytics solutions, we take data sets provided by our customers, augment them with our own data, and then apply our analytical tools and methodologies to this data in order to extract enhanced intelligence. By doing so, we help businesses better understand the behavior of their customers and identify customer prospects, which helps them to select new store sites and develop targeted marketing campaigns.

Ease of Deployment and Use.  Our solutions are built on an open architecture, integrate with our customers' current IT environments and are deployable in combination with all major database technologies, including those of Oracle, IBM, and Microsoft.

Ease of Application Development.  Our core application development tools allow developers to quickly integrate the functionality of our products into client-side applications using industry standard protocols such as .NET and Java and Web Services. Our solutions support industry standard programming capabilities to customize server, web and desktop commands. They support ODBC, JDBC and ADO.NET and allow the use of SQL to query and update data.

Growth Strategy

Our objective is to be the leading provider of location-based business intelligence solutions that help organizations make more insightful decisions and improve the efficiency of their business processes.

Key elements of our strategy include:

Deepen Our Presence in Targeted Vertical Markets.   A key element of our growth strategy involves deepening our presence in our targeted vertical markets. Vertical markets that we believe hold particular promise include telecommunications, the public sector, retail, and financial services, which includes insurance. We intend to achieve our goal in part by increasingly incorporating our predictive analytics capabilities across the vertical markets we serve in order to create new applications that address unmet customer needs. In addition, we intend to deepen our vertical expertise through both internal initiatives aimed at broadening our understanding of the priorities, issues, challenges and opportunities facing these markets, as well as through potential acquisitions. By doing so, we intend to further penetrate our existing customer base and expand into new market areas.

Pursue Strategic Acquisitions.  As part of our growth strategy, we will continue to assess potential acquisitions. Since 1995, we have acquired eight companies. Most recently, in September 2004, we acquired Southbank Systems Limited, a company based in the United Kingdom that develops infrastructure management systems for local government entities in the UK and the Asia-Pacific region. By pursuing strategic acquisitions, we intend to opportunistically acquire businesses and technologies that will deepen our vertical market penetration, increase our geographical presence, expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity and broaden our customer base.

Broaden the Use of Our Solutions Across the Enterprise.  With our Envinsa enterprise location platform we intend to facilitate the increased use of location-based solutions across entire organizations through easy-to-deploy web services, integrated functionality and industry standard technology design. Our developer tools such as MapXtreme® , Routing J Server™ , MapMarker® J, interoperate to enable organizations to quickly develop applications scalable across the enterprise. We plan to leverage our installed customer base for incremental sales by cultivating new user groups within organizations.

Expand Our Strategic Relationships.  An important element of our business strategy involves the integration of our offerings with the technology of companies, such as Agilent Technologies, Business Objects, Cognos, IBM, MicroStrategy, Oracle, Siebel Systems, and Siemens. We intend to expand these relationships, as well as develop new strategic relationships, in order to continue to differentiate our offerings, gain additional insight into industry needs, and expand our reach to potential customers through joint selling and marketing initiatives.

Continue to Introduce Innovative Technology Solutions.  We intend to continue devoting significant resources to develop new solutions and products and to enhance our current products. For example, we recently released a consolidated .NET version of our MapX and MapXtreme products, MapXtreme 2004, and have plans for a .NET version of our MapInfo Professional product. By doing so, we intend to maintain a leading position in the market for location-based business intelligence solutions.

Products and Services

Our offering includes our core location-based products, enterprise location platform, vertical market solutions, and professional services. The following table shows our products and services revenues for the last three fiscal years:

Net revenues:	2004	2003	2002

Products	$ 97,695	$ 85,423	$ 83,211
Services	26,978	20,832	9,387

Total net revenues	$ 124,673	$ 106,255	$ 92,598

For revenue information related to our geographic segments, see Note 16 "Segment Information", in the Notes to Consolidated Financial Statements below.

Core Products

Our core products include our application development tools, location-based applications, and value-added data set offerings. These products may be used independently or as a component of our vertical market solutions.

Application Development Tools.  We offer a range of development tools that help users incorporate mapping, geocoding and routing functionality into their location-based applications.

Mapping Tools.  Our mapping tools give users the ability to visualize data, perform location-based comparisons and analyses, and distribute and present information in the form of interactive maps. MapXtreme is a mapping engine that enables companies to create applications to analyze and distribute critical location-based information to multiple departments as well as to partners and customers via the Internet or corporate intranets. MapXtreme is available for Microsoft® Windows® and Java® operating platforms. Deployed in a client-server mode, MapXtreme 2004 allows software developers to quickly and easily add mapping functionality to many software applications.

Geocoding Tools.  Our geocoding tools allow our customers to make data location-relevant and provide a geographical backdrop in the form of a query of those locations. Our MapMarker geocoding and address matching engine turns ordinary address records into geographic objects that can be displayed on a map quickly and accurately. MapMarker may be deployed in a desktop or server environment. We also offer MapMarker J Server, a Java-based software development tool that deploys the geocoding engine in server-side applications where a Java API is required as well as MapMarker DataBase Extenders, which allow MapMarker technology to be deployed from within a variety of popular databases, including Oracle® 8i, Informix® , and Microsoft® SQL Server.

Routing Tools.  Our routing tools allow organizations to create customized applications for routing people, products and resources. Our MapInfo Routing J Server technology is a customizable Java-based direction and routing engine for improving drive time and routing efficiency. It can be used to generate point-to-point driving directions, calculating either the shortest or fastest route. MapInfo Routing J Server is used in conjunction with MapXtreme and MapMarker J Server to display locations and routes on maps, as well as provide text-based driving directions.

Location-based business intelligence Applications.  We offer a range of location-based intelligence applications that provide users with powerful location-based analysis capabilities.

MapInfo Professional®.  Our MapInfo Professional desktop location-intelligence software solution enables users to visualize, manage, enhance, report, and publish information with a location aspect. With MapInfo Professional, organizations can improve enterprise efficiency with true database connectivity and improve the quality of information used in decision-making. MapInfo Professional integrates with other MapInfo solutions to allow sharing of data and analysis, via the Internet, intranet, or wireless device, with customers, partners, and co-workers.

TargetPro®.   Our TargetPro® solution enables organizations to tightly link location analysis to customer data. By combining clients' proprietary customer data and our demographic, segmentation and clustering data with our powerful location intelligence capabilities, TargetPro allows organizations to gain a comprehensive view of their customers for more targeted customer outreach and enhanced market analysis. It helps customers be significantly more exact in targeting their marketing efforts and defining their market potential. TargetPro also provides insight into the demographic and purchasing behavior characteristics of geographic areas in Germany, the United Kingdom, The Netherlands, and North America.

Exponare™ . Our Exponare™ platform offers a series of pre-built, easy-to-use applications that make location-based information an everyday resource across an entire organization. Exponare can be centrally deployed and managed, allows for data integration and can be configured by non-programmers quickly and easily. Exponare, which is targeted to the public sector market, consists of two modules: Enquiry and Public. Enquiry, an internal client application, allows users to perform queries, view and print maps, and generate reports. Public, a Web-browser application, offers remote access for employees and a way for citizens to easily access information.

Data Sets.  In alliance with various data suppliers around the world, we offer a range of value-added data sets, including streets and boundaries data, demographic data and industry-specific data.

Streets and Boundaries Data.  Our regularly updated street and boundary data are available for key markets around the world. This data is designed for use in our applications for routing, drive-time studies, background information analysis, and visualization. Boundary data maps are available for postal, political, and industry-specific areas.

Demographic Data.  We offer demographic data products containing information on such topics as population, age, income, employment, occupation, race, expenditure potential, retail activity, consumer and lifestyle trends, business summary and geo-demographic segmentation data. For example, MapInfo PSYTE® Advantage is a comprehensive neighborhood profiling solution based on location-enhanced demographics, lifestyle, and consumer attributes. Through its accurate, scientific and systematic clustering technology, companies are able to make more precise consumer buying and lifestyle behavior predictions, as well as make more insightful decisions regarding store placement, customer acquisition and target marketing. We also provide our annual demographic data set, Estimates and Projections, which consists of updated projections for core census-type metrics. Our demographic data solutions allow organizations in many industries to better understand their markets, customers, and location-specific attributes and make more informed business decisions.

Industry-Specific Data.  We also offer industry-specific data sets. For example, for the telecommunications industry, we provide the ExchangeInfo™ Plus product, which includes comprehensive key communications infrastructure data that enable service providers to obtain complex, robust analyses of the U.S. local telephone exchange system. We also provide the PSAP Pro® product that enables providers to plan for accurate and efficient routing of 911 calls to the appropriate U.S. Public Safety Answering Point. In addition, we offer the RiskDataInfo™ product, a comprehensive data set of weather and natural hazards for the insurance industry. RiskDataInfo allows insurance carriers and reinsurers to consider comprehensive historical data on hail storms, hurricanes, earthquakes, tornados and wind storms in order to make more informed decisions on risk exposure, allowing reduced costs and enhanced profitability.

Enterprise Location Platform

Our Envinsa platform is a unified location platform that captures the functionality of our developer products, including mapping, geocoding and routing. Envinsa provides a single, consistent location infrastructure that enables fast integration of location capabilities across an organization. Envinsa also includes an enterprise-class management console, which is used to deploy, monitor, manage, and maintain Envinsa, its server components and the applications that utilize the platform.

Using Java 2 Platform, Enterprise Edition ("J2EE") and Web Services, Envinsa delivers its capabilities in a robust, highly scalable platform and is designed to be integrated into and managed inside a standard IT environment. Envinsa includes a software developer kit that allows developers to build applications using XML or Java APIs.

Envinsa is designed to be open and interoperable and has been built to conform to critical Java community, Open GeoSpatial, W3C, ISO and OMA standards. Envinsa supports multiple application deployments, including web, wireless handset, PDA, voice and other deployment architectures.

Vertical Market Solutions

Our vertical market solutions integrate our core software products, data sets and services in order to provide offerings that focus on solving specific customer problems and draw on our technical core competencies. These solutions are targeted at vertical markets where location is critical in helping customers achieve their strategic objectives. We intend to increasingly use our Envinsa enterprise location platform in developing our vertical market solutions.

We have created offerings that enhance and support public safety and homeland security-related applications, risk management and network management decisions for effective planning and informed decision-making.

Critical Area Response Manager (CARM).  CARM is a framework for delivering enterprise-wide public safety solution for first-responders. It assists emergency management professionals with rapid analysis and command and control operations around declared areas by providing drill-down access to vital information on affected and at-risk critical infrastructure, response assets, populations and property. CARM is used to establish management areas and respond to real-time circumstances during prevention, preparedness, response and recovery activities.

RiskReview™.  Our RiskReview risk exposure tracking solution for insurance carriers uses location information to improve risk assessment and enhance underwriting business decisions. With RiskReview, insurers, re-insurers, actuaries and managing general agents can track risk in real time and substantially reduce their exposure. RiskReview analyzes risk for specific lines such as auto, property, third-party liability, workers compensation and terrorism.

MarketNetPlanner™.  Our MarketNetPlanner solution is a comprehensive Web-based network planning and demographic analysis solution for the telecommunications industry. MarketNetPlanner enables telecommunications carriers to make more informed decisions about network planning, market driven build-out and product and service strategies for wireless and fixed networks. By analyzing critical network information in a single view, telecommunications carriers can make better decisions for radio frequency propagation modeling, network build-out, fixed wireless deployment, cable overbuild, signal analysis and cell site selection.

Confirm™.  Our Confirm solution is a proven and scalable modular infrastructure management solution that enables the management of roads, bridges and structures, parks and open spaces, streetlights and signs, trees and property. By tracking, modifying and analyzing data about a customer's portfolio of assets, better decisions can be made about future investments in that network (maintenance, refurbishment, acquisitions and disposals) and day-to-day operation and management is made more effective.

We have also created offerings that incorporate site selection and target marketing solutions, accurate and reliable demographic data and state-of-the-art modeling services in order to meet the needs of businesses who serve consumers and constituents.

AnySite®.  Our AnySite software enables retail and financial services clients to enhance their store build-out decisions. The easy-to-use mapping and reporting capabilities allow companies to connect to, retrieve and report both our data and proprietary customer databases in order to analyze trade area data more easily and accurately. AnySite includes predictive analytic modules, which help companies to determine the best markets and the optimal number of sites within those markets to maximize their networks.

AnySite Online.  The AnySite Online service offers affordable, mission critical analysis of demographic information via the Internet or intranet for site analysis accessed through an unlimited monthly or annual subscription. It allows for easy creation of advanced demographic reports and presentation quality maps for both the United States and Canada.

Smart Site Solutions™.  Our Smart Site Solutions technology provides critical analysis for real estate executives in the retail, restaurant, banking and retail telecommunications industries. It helps analysts to determine the best markets and the optimal number of sites within those markets to maximize their network, whether that means building new stores, consolidating branches or filling in gaps that exhibit high potential.

Services

A fundamental element of our business strategy includes offering professional services that complement our product offerings. We offer a range of professional services including the following:

Analytical Services.  Our analytical services are designed to help our customers develop and refine predictive models. In providing these services, we apply our analytical tools and methodologies to customer data sets that we have enhanced with our own data, in order to generate more valuable intelligence. This output can in turn be used to better select, attract and retain customers.

Business Consulting Services.  Our business consulting services are an extension of our analytical services. In addition to helping our customers generate more valuable data, we also analyze certain of their current and contemplated strategies, such as those including customer marketing and site selection. We use our analysis to provide them with specific recommendations on how to best pursue these strategies.

Systems Integration and Custom Application Development.  Our systems integration and custom development services include a range of technical and consulting services such as needs assessment, system design, application code review, custom application development and installation.

Training and Technical Support.  Our training and technical support services include extensive post-sales support for our software and data products such as classroom training, accredited training centers and telephone technical support services.

Customers

More than 7,000 customers in numerous industry sectors around the world use our location-based business intelligence technology and expertise to better manage their assets, risks, customers, competitors and citizens. Our products are translated into 20 languages and sold in 60 countries throughout the world. For the fiscal year ended September 30, 2004, revenues from the Americas, Europe, Middle East and Africa (EMEA) and the Asia-Pacific region were 56 percent, 31 percent and 13 percent, respectively.

The following is a list of some of our largest customers in the telecommunications, public sector, retail (which includes retailers of consumer goods, restaurants and real estate businesses), and financial services (which includes insurance) vertical markets:

Telecommunications	Public Sector	Retail	Financial Services
AT&T Cingular Nextel Verizon Vodafone	City of Gothenburg, Sweden Federal Emergency Management Agency Goldcoast City Council, Australia The State of New York Department of Criminal Justice Services U.S. Department of Defense	Brinker International The Gap The Home Depot IKEA JoANN Stores, Inc.	Barclays Bank Citibank Fleet Bank MasterCard International TD Canada Trust Gen Re Corporation Greater New York Insurance Safeco

Strategic Relationships

An important element of our strategy is to establish relationships with third parties who assist us in developing, marketing, selling and implementing our products. By doing so, we enhance our ability to expand our product offerings and customer base and to enter new markets, as well as increase the number of qualified personnel available to implement and support our products. We have established the following categories of strategic relationships:

Global Enterprise Alliances.  We seek to enter into relationships with leading application and technology providers and systems integrators who incorporate our solutions with theirs. These vendors focus on areas including customer relationship management, business intelligence and enterprise resource planning. These alliances are based on various types of agreements that in some cases require us to attain a level of certification validating the ability of our technology to integrate with the other party's target application. We have global enterprise alliances with IBM, Siebel Systems, Business Objects, Oracle, Sun Microsystems, MicroStrategy and Siemens.

VARs.  Our VARs are usually local or regional firms that bring domain expertise and typically resell our technology and data to their own customers. In some cases, these VARs collaborate with us to service a customer. Our VARs typically sell to small and mid-sized businesses.

Distributors.  In geographies where we do not have a direct sales force or where local market expertise such as language or business practices is required, we utilize distributors. Markets where we have these relationships include China, Taiwan, Korea, South East Asia, Japan, New Zealand, Scandinavia, Eastern Europe, the Middle East, Africa and France.

OEMs.  Our OEMs incorporate parts of our technology into their offerings for sale to their customers. We believe these OEMs enable us to expand our presence in markets we do not cover and to deepen our penetration within specific vertical markets. Our OEMs include Agilent, Cognos, Manugistics, Marconi, McGraw Hill, Risk Management Solutions and Oracle.

Technology

Our offerings are designed to be integrated and used in conjunction with data and enterprise applications held by our customers, whether that be their customer information, asset information or other relevant data, in order to solve critical location-related problems and bring insight to specific areas of an organizational process. We are committed to building our products based on both geospatial standards (e.g. Open GeoSpatial Consortium) and general information technology standards in order to develop offerings that are interoperable and compatible with other enterprise applications. In addition, our products are built to allow for rapid deployment and ease of use by professionals across the enterprise.

Key Technologies

We deliver products using two key technology platforms: Java and Windows® . Our Java products are compliant with Java and J2EE. The Java products provide server- and client-side components that provide compatibility across a wide range of computing environments and have powerful processing capabilities. We are also moving towards full support for Microsoft's .NET technology for client-side and server-based products. Web Services is the common technology between the two platforms and is the foundation of our Envinsa enterprise location platform.

Sales and Marketing

Sales.  We have established multiple distribution channels to reach an array of industries while simultaneously addressing specific vertical markets. Our distribution channels include a direct sales force as well as an indirect channel of VARs, distributors and OEMs. Our direct sales force markets our products worldwide through sales offices in the United States, Canada, the United Kingdom, Germany, Australia, Italy, Spain, Sweden, and The Netherlands. Our VARs, systems integrators, OEMs and distributors purchase licenses for our products at a discount for resale to end-users. These VARs may provide training, consulting services, application development, customization and data products to end-users. In France and certain other countries outside the United States, we have appointed master distributors. Additionally, in Japan, we have appointed a master distributor in which we have a 49%

equity ownership position. These master distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

Marketing.  To build corporate brand and identity and generate demand in support of the sales effort, we conduct various marketing programs, which include advertising, public relations, trade shows, direct mail, web-based promotions, online seminars and ongoing communications to customers about new products and services. We also offer cooperative advertising and other marketing support to our reseller channel. We sponsor annual reseller and user conferences in the United States, Canada, Europe and the Asia-Pacific region.

Research and Development

The software industry is characterized by extremely rapid changes in technology, which require continuous expenditure on product research and development to enhance existing products and create new products. We believe timely development of new products and ongoing enhancements to existing products is essential to maintain our competitive position in the marketplace. We are committed to an open system, standards-based product architecture to provide software products that can be integrated into existing mainstream business environments and be adaptable as environments change.

All of our software products are developed internally. Internal development allows us to maintain close technical control over product enhancement and modification based on customer need and allows us to create a family of products that provides natural migration paths for customers as their business information needs change. We incurred research and development expenses of $21.4 million for the fiscal year ended September 30, 2004.

We also license products, mostly data, from third parties in order to re-license them as part of a comprehensive solution. Most of these products are licensed to us in exchange for royalties paid on our net revenues from such products. This product-licensing program is an important element of our strategy to deliver complete solutions to customers.

Competition

We encounter competition in the United States and foreign markets from various companies in different aspects of our business. Some markets in which we compete are maturing and are characterized by vigorous competition or consolidation of companies with complementary offerings. Other markets bring new competitors with innovative market offerings or business models.

Our technology competitors in the market for location-based solutions include Environmental Systems Research Institute (ESRI), the GIS division of AutoDesk and others. In recent years, we have expanded our business into new areas such as the wireless/mobile and predictive analytics markets. Competitors in the wireless/mobile market include Autodesk, Webraska, Microsoft and others. Competitors in the predictive analytics market include Claritas, ESRI Business Information Systems, GeoVue, Buxton, Spatial Re-Engineering Consultants and others. As we move into new areas, we may also face new competition from entrants focused in these spaces, as well as competition from traditional companies attempting to move into these spaces.

We believe that we compete principally on the basis of vertical expertise, breadth of offering, product features and functionality (including cross-platform availability, interoperability, integration and extensibility), technological expertise, reliability, ease of use and supportability, complementary spatial data products and technical services. In addition, we believe we are differentiated from many competitors through the intellectual capital of our analytical and business consulting services and the development of industry-focused solutions that incorporate relevant data with our software and services to create unique market offerings.

Some of our current and future competition may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs or production facilities than we do. Although we believe we have a technology advantage over many existing competitors and a business model superior to theirs, maintaining this advantage will require continued investment by us in new market offerings. However, we cannot assure you that we will be able to compete successfully against current and future competition and that the competitive pressures we face will not adversely affect our financial performance.

INTELLECTUAL PROPERTY

We regard the technology within our products and the methods and processes behind our services as proprietary. We attempt to protect this intellectual property with a combination of copyright, patent and trade secret protections, employee and third-party non-disclosure agreements, and other methods of protection. We currently have one issued United States patent that expires in 2018, four United States patent applications pending and seven foreign patent applications pending which relate to two of the United States patent applications. Despite our precautions, it may be possible for unauthorized third parties to copy or reverse engineer certain portions of our products or obtain and use information we regard as proprietary. In the future, litigation may be necessary to enforce and define the scope of our intellectual property rights and to protect our trade secrets. Such litigation could be costly and have a material adverse effect upon our financial condition.

We attempt to protect our name recognition and goodwill among customers and prospects by registering our trademarks in the United States and other key countries and by regulating the use of our trademarks through contracts and monitoring of third-party use.

We supply our software products primarily under shrink-wrap licenses. Shrinkwrap licenses are not negotiated with or signed by individual licensees and take effect when they open the product package. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the license program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. In some regions of the world, we protect our products against unauthorized copying by the use of software copy protection and other engineered methods.

As we develop more products, we expect that the risk of lawsuits involving software product developers will also grow. We can not assure you that third parties will not bring infringement claims against us in the future with respect to our current or future products. Any such claim could require us to enter into royalty arrangements or engage in costly litigation. If we were subject to such an infringement claim and that claim was successful, we cannot assure you that we would be able to obtain commercially acceptable licenses or to develop independently the technology necessary to preserve, enhance and grow our portfolio of software and data products. If a product infringement claim against us were successful, our business, operating results and financial condition could be materially affected.

Some of the technology included in our products is licensed from third parties. If these licenses terminate for any reason, we would be required to seek alternative licenses or modify our product offerings, which could adversely affect our business.

EMPLOYEES

We had 800 full-time employees on September 30, 2004, of which 420 were employed in the United States and 380 were employed our international operations. Of the 800 employees, 211 were in research and development, 462 were in sales, marketing, and service activities (analytical, training, technical support and consulting) and 127 were in general and administrative positions. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 2.     PROPERTIES

In October 2002, we moved to a newly constructed 150,000 square foot facility in the Rensselaer Technology Park in Troy, New York. This facility is adjacent to a 60,000 square foot facility, which we lease, known as One Global View. The lease on the 60,000 square foot facility expires in 2006. These offices house our corporate headquarters, our principal research and development center and our principal sales, marketing and administrative staff for the United States and Latin America. We lease office space of approximately 25,000 square feet in Ann Arbor, Michigan, which houses sales and support staff. The lease on this facility expires in 2005. We lease office space of approximately 25,000 square feet in Windsor, England, which houses our European headquarters. The lease on this facility expires in 2012. We lease office space of approximately 41,000 square feet in Toronto, Canada, which houses a research and development center, as well as sales, marketing and support staff. The lease on this facility expires in 2014. In addition, we lease seven sales offices in the United States, one sales office in Canada, eight sales offices in Europe and four sales offices in the Asia-Pacific region. We also own a sales office in Brisbane, Australia.

ITEM 3.     LEGAL PROCEEDINGS

On August 5, 2002, we filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to us under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement.

We are also party to other legal proceedings, none of which we believe is material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended September 30, 2004.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each of our current executive officers, (ii) the position(s) currently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position
John C. Cavalier	65	Chairman of the Board
Mark P. Cattini	43	President and Chief Executive Officer
Michael J. Hickey	43	Chief Operating Officer
K. Wayne McDougall	41	Vice President, Treasurer and Chief Financial Officer
George C. Moon	53	Chief Technology Officer
Bert C. Tobin	51	Executive Vice President, Human Resources
Daniel T. Gerron	38	Vice President, Business Planning
James D. Scott	51	Vice President, Engineering

John C. Cavalier has served as Chairman of the Board since February 2002. He served as Co-Chairman from January 2001 to February 2002. He served as Chief Executive Officer from June 2000 to December 2000. He had served as President and Chief Executive Officer from November 1, 1996 to June 2000. From January 1993 to September 1996, Mr. Cavalier served as President and Chief Executive Officer of Antares Alliance Group. Mr. Cavalier is a member of the board of directors of the New York State Business Council and the Capitol Region Center for Economic Growth. He also serves on the boards of several early-stage privately held companies.

Mark P. Cattini has served as President and Chief Executive Officer since January 2001 and as President and Chief Operating Officer from June 2000 until January 2001. From December 1998 to June 2000, Mr. Cattini served as Group Vice President and General Manager, Americas/European Sales. He had served as Vice President, Sales - The Americas from November 1997 to December 1998. From October 1995 to October 1997, Mr. Cattini served as General Manager for our United Kingdom and West EMEA operations. From August 1987 to October 1995, Mr. Cattini held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager.

Michael J. Hickey has served as Chief Operating Officer since April 2002. From August 2000 to April 2002, he served as Executive Vice President, Worldwide Sales and Marketing. From June 1995 to August 2000, Mr. Hickey held a number of executive management positions with us, most recently as Group Vice President, Operations. Prior to joining MapInfo in 1995, Mr. Hickey worked at AlliedSignal for nine years in various management positions.

K. Wayne McDougall has served as Vice President, Treasurer and Chief Financial Officer since March 2003. From January 2001 to March 2003, he served as Vice President and Corporate Controller and from November 1997 to January 2001, Mr. McDougall served as our Corporate Controller. Prior to joining us, Mr. McDougall was a Business Assurance Manager at PricewaterhouseCoopers LLP, where he was employed from 1989 to 1997.

George C. Moon has served as Chief Technology Officer since April 2002. Mr. Moon served as Chief Technology Officer and Group Vice President, Research and Development from December 1999 to April 2002 and as Vice President, Engineering from July 1997 to December 1999. From April 1997 to July 1997, he served as Director, Software Development for our SpatialWare business. Previously he served as Director, Research and Development for the Spatial Technology Program of Unisys Corporation, a systems integration company, from November 1994 to March 1997.

Bert C. Tobin has served as Executive Vice President, Human Resources since May 2002. From April 1996 to May 2002, Mr. Tobin held various Human Resource management positions with us, most recently as Group Vice President, Human Resources and Administrative Practices. Prior to joining us, Mr. Tobin served in various Human Resource capacities at RH Macy's, American Maye Products Co. and Trans World Music Corp.

Daniel T. Gerron has served as Vice President, Business Planning since October 2002. From October 1999 to October 2002, he served as Managing Director, Product Planning. From August 1996 to October 1999, Mr. Gerron held a number of positions with us, in a financial, strategic planning and mergers and acquisitions capacity. Prior to joining MapInfo in 1996, Mr. Gerron held various positions at TransWorld Entertainment and H.C. Hwang International.

James D. Scott has served as Vice President, Engineering since October 2004. Mr. Scott served as Managing Director, Troy Engineering from April 2003 to October 2004 and as Director, Software Development in the Toronto office from August 2002 to April 2003. Prior to joining MapInfo in 2002, Mr. Scott served as Vice President, Product Development at ObjectFX, a provider of a software platform of location-based services, from September 1993 to February 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECUTITIES

Our Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock for each period indicated.

2003
	High	Low
Period
First Quarter	$ 7.75	$ 3.30
Second Quarter	$ 5.99	$ 3.11
Third Quarter	$ 7.85	$ 3.82
Fourth Quarter	$ 12.80	$ 6.83

2004
	High	Low
Period
First Quarter	$ 10.68	$ 8.27
Second Quarter	$ 15.70	$ 10.06
Third Quarter	$ 13.47	$ 9.06
Fourth Quarter	$ 11.01	$ 8.83

The approximate number of holders of record of our Common Stock at November 19, 2004 was 503. This number does not include stockholders for whom shares were held in nominee or "street" name.

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, future restrictions in any agreements to which we are a party, current and anticipated cash needs and plans for expansion.

ITEM 6.          SELECTED FINANCIAL DATA
	Years ended September 30,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)

Income Statement data:
Net revenues	$ 124,673	$ 106,255	$ 92,598	$ 110,034	$ 96,160
Cost of revenues	35,326	31,611	25,101	27,063	20,953

Gross profit	89,347	74,644	67,497	82,971	75,207

Operating expenses:
Research and development	21,351	20,387	19,657	19,144	14,514
Selling and marketing	42,284	41,011	38,901	43,198	36,984
General and administrative	15,013	15,329	13,183	16,127	12,524

Total operating expenses	78,648	76,727	71,741	78,469	64,022

Operating income (loss)	10,699	(2,083)	(4,244)	4,502	11,185
Other income (expense), net	(2,160)	333	178	(384)	1,599

Income (loss) before provision for income taxes	8,539	(1,750)	(4,066)	4,118	12,784
Provision for (benefit from) income taxes	3,416	(665)	(1,711)	1,235	4,730

Net income (loss)	$ 5,123	$ (1,085)	$ (2,355)	$ 2,883	$ 8,054

Earnings (loss) per share:
Basic	$ 0.29	$ (0.07)	$ (0.16)	$ 0.20	$ 0.60
Diluted	$ 0.28	$ (0.07)	$ (0.16)	$ 0.19	$ 0.54

Weighted average shares outstanding:
Basic	17,959	15,307	15,041	14,518	13,499
Diluted(1)	18,514	15,307	15,041	15,533	14,879

Consolidated Balance Sheet data:
Total assets	$ 202,845	$ 132,972	$ 116,678	$ 108,079	$ 89,719
Long-term obligations, less current portion	$ 15,590	$ 16,895	$ 10,816	$ 331	$ -

(1) The impact of options for the years ended September 30, 2003 and 2002 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of location-based business intelligence solutions that help organizations make more insightful decisions. Our integrated offering of software, data sets and services helps organizations in vertical markets, including telecommunications, the public sector, retail and financial services, which includes insurance, solve complex business problems in which location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network optimization and planning, asset management, and site selection. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, homeland security-related applications, asset management and network optimization and planning, and emergency preparedness and response. By using our products and services, organizations can uncover valuable location-based business intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

Our standards-based Envinsa™ enterprise location platform allows organizations to rapidly build location-based applications, which they can provide to their customers as well as use internally in their own organizations. Envinsa was designed to be a single platform combining different components of location-based business intelligence functionality. Envinsa is modular in nature, meaning that enterprises and organizations can deploy and use pieces of the platform, depending on their needs. Envinsa scales to support large enterprises with thousands of users and is designed to integrate with existing IT systems. In addition to this platform, our set of core capabilities consisting of mapping tools, geocoding tools and routing tools can be licensed in the form of discrete products. We also offer data sets to our customers. Some data that is used in our solutions, such as addresses, area codes or postal codes, already exists in corporate databases. However, in many cases customers choose to use our data sets, which are more granular and sophisticated. We also offer consulting and analytical services to customers in order to help them build predictive models for, and generate answers to, location-oriented problems.

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

In fiscal year 2003, we increased our focus on vertical markets, where we believe we can build on our domain expertise and location is critical to helping customers achieve their strategic objectives. These vertical markets include telecommunications, retail, the public sector and financial services, which includes insurance. For fiscal year 2004, telecommunications represented 19 percent, retail 22 percent, the public sector 19 percent, and financial services, which includes insurance, 10 percent of total revenues.

We have established teams that bring together sales, marketing, services, and product management by vertical market. With this structure, we believe we will deepen long-standing customer relationships, create new customer relationships, and enhance our expertise in target markets and focused solutions.

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

Southbank Acquisition

On September 7, 2004, through our wholly owned subsidiary, MapInfo UK Limited, we completed the acquisition of the outstanding shares of Southbank, a privately held company headquartered in Chatham, England. Southbank is a provider of infrastructure management software and services solutions for the public sector in the United Kingdom and the Asia-Pacific region. Southbank also has operations in Scotland, Australia and New Zealand. The purchase price was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset adjustment. In October 2004, we paid an additional ₤3.2 million, or approximately $5.7 million, in cash, which is subject to a final net asset adjustment. The acquisition is intended to strengthen our offering to the public sector, one of our targeted vertical markets. As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. Southbank's results of operations have been included in our consolidated financial statements since the date of acquisition. Seventy-four employees of Southbank became employees of ours upon the acquisition.

Goodwill recorded as a result of the acquisition totaled $16.7 million. Intangible assets acquired, other than goodwill, totaled $8.6 million. Of the $8.6 million of acquired intangible assets, $1.6 million was assigned to trademarks that are not subject to amortization. The remaining $7.0 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up the $7.0 million include: technology intangibles of $3.5 million (8-year weighted average useful life), and customer intangibles of $3.5 million (5-year weighted average useful life). The allocation of the purchase price is based on preliminary data and could change when final valuation of net assets is obtained.

Sources of Revenue

We derive our revenue from product licenses (software and data) and services fees. We also derive revenue from annual maintenance fees on both our software and data products. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors and OEMs.

Revenues generated in the United States represented approximately 47% of our total revenues for the fiscal year-ended September 30, 2004. As of September 30, 2004, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden and The Netherlands.

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

Services Revenue

Historically, we derived services revenue primarily from systems integration and custom application development, technical support arrangements and training. Since our acquisition of Thompson in January 2003, we derive a significant portion of our services revenue from analytical services and business consulting services. Revenue from business consulting services, analytical services, and systems integration and custom application development is recognized as the services are performed and upon customer acceptance when required. We recognize technical support revenue using the straight-line method over the period that the support is provided, which is typically one year. Revenue from training arrangements is recognized as the services are performed.

Deferred Revenue

At September 30, 2004, we had deferred revenues of approximately $17.8 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, goodwill, income taxes, restructuring, contingencies and litigation, on an on-going basis. The estimates are based on historical experience and on various assumptions that management believes are reasonable. When the basis for carrying values of assets and liabilities are not apparent from other sources, they are determined from these estimates. Our actual results may differ from these estimates under different conditions or assumptions.

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

  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements consist primarily of perpetual product licenses sold with 1-year maintenance arrangements. The maintenance arrangements are primarily sold separately from or as a premium to the product license fee and accordingly, vendor specific objective evidence ("VSOE") is determinable. The fair value used to allocate revenue to the elements is based on VSOE of fair values of the elements. In general, revenue related to postcontract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. Revenue from customer training, business consulting services, analytical services, and systems integration and custom application development is generally recognized when the service is performed.
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
  Goodwill Impairment. Effective October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, we do not amortize goodwill. We test goodwill for impairment on an annual basis or when a triggering event occurs and write down goodwill if it is determined that the asset has been impaired. Management's determination of impairment is based on estimates of future cash flows.
  Investments Impairment. We hold minority interests in companies having operations or technology in areas within our strategic focus. Currently, the most significant of these is Alps, which, as of September 30, 2004, has a carrying value of $1.5 million. We record an investment impairment charge when an investment has experienced a decline in value that we believe is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value. This investment may require an impairment charge in the future.
  Deferred Tax Assets. At September 30, 2004, we had net deferred tax assets of $12.8 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Results of Operations for 2004, 2003 and 2002

     Net Revenues
     (Dollars in thousands)

	2004	Change	2003	Change	2002

Products	$ 97,695	14%	$ 85,423	3%	$ 83,211
Services	26,978	30%	20,832	122%	9,387

Net revenues	$ 124,673	17%	$ 106,255	15%	$ 92,598

In 2004, net revenues increased $18.4 million, or 17%, to $124.7 million, as compared to $106.3 million in fiscal year 2003. The acquisition of Thompson in January 2003 resulted in revenue of $18.4 million during fiscal year 2004 versus $12.8 million during fiscal year 2003. Approximately $6.1 million of the increase in net revenues was attributable to a 30% increase in service revenue primarily due to the full year of Thompson revenues in fiscal year 2004 and the remaining increase was due to a 14% increase in product revenues. On a geographic basis, revenues in the Americas increased by $9.5 million or 16%, EMEA revenues increased by $6.5 million, or 20% (12% on a constant currency basis), and Asia-Pacific revenues increased by $2.5 million, or 18% (5% on a constant currency basis). In the Americas, revenue from product sales increased 13% and revenues from services increased 24%. The increase in revenue from products in the Americas was primarily attributable to strong revenues in the telecommunications market, as well as the other targeted vertical markets. The increase in revenue from services in the Americas was primarily attributable to a full year of Thompson revenues. In EMEA, product revenues increased 15% and revenue from services increased 60%, in each case when compared to the prior year. The acquisition of SouthBank in September 2004 resulted in revenue in EMEA of $922 thousand in fiscal year 2004. In the Asia-Pacific region, product revenues increased 18% and revenues from services increased 15%, in each case when compared to the prior year. The strengthening of foreign currencies against the U.S. dollar added $5.3 million to revenue for fiscal year 2004 compared to the prevailing exchange rates in the prior year.

In 2003, net revenues increased $13.7 million, or 15%, to $106.3 million, as compared to $92.6 million in fiscal year 2002. The acquisition of Thompson in January 2003 resulted in revenue of $12.8 million during fiscal year 2003. Approximately $11.4 million of the increase was attributable to a 122% increase in service revenue due to the Thompson acquisition and the remaining increase was due to a 3% increase in product revenues. On a geographic basis, revenues in the Americas increased by $9.8 million, or 19%; EMEA revenues increased by $2.1 million, or 7% (0% on a constant currency basis), and Asia-Pacific revenues increased by $1.8 million, or 15% (3% on a constant currency basis). In the Americas, revenue from product sales decreased 3% and revenues from services increased 217%. The revenue increase in the Americas was primarily attributable to the Thompson acquisition. In EMEA, product revenues increased 7% and revenue from services increased 7%, in each case when compared to the prior year. In the Asia-Pacific region, product revenues increased 15% and revenues from services increased 9%, in each case when compared to the prior year. The strengthening of foreign currencies against the U.S. dollar added $4.1 million to revenue for fiscal year 2003 compared to the prevailing exchange rates in the prior year.

The Americas represented 56%, 56%, and 54% of our revenues in 2004, 2003, and 2002, respectively. EMEA represented 31%, 31%, and 33% and Asia-Pacific represented 13%, 13%, and 13% of our revenues in 2004, 2003, and 2002, respectively.

Our operating results are affected by exchange rates. See "Other Income, Net," below. Approximately 39%, 38%, and 41% of our revenues were denominated in foreign currencies in 2004, 2003 and 2002, respectively.

     Cost of Revenues
     (Dollars in thousands)

	2004	Change	2003	Change	2002

Products	$ 18,701	6%	$ 17,562	7%	$ 16,357
Services	16,625	18%	14,049	61%	8,744

Total cost of revenues	$ 35,326	12%	$ 31,611	26%	$ 25,101

Percentage of net revenues	28.3%		29.8%		27.1%

Cost of revenues consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenues as a percentage of revenues decreased to 28.3% in fiscal year 2004 from 29.8% in fiscal year 2003. As a result, the gross margin in fiscal year 2004 increased to 71.7% from 70.2% in the prior year. The increase in gross margin for fiscal year 2004 is attributable to improved productivity of the service organization as well as an increase in product revenues, which carry higher gross margins.

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

Gross profit margin as a percentage of revenue that related to product revenue was 80.9%, 79.4%, and 80.3% for 2004, 2003, and 2002, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 38.4%, 32.6%, and 6.8% for 2004, 2003 and 2002, respectively.

     Operating Expenses
     (Dollars in thousands)

	2004	Change	2003	Change	2002

Research and development	$ 21,351	5%	$ 20,387	4%	$ 19,657
Percentage of net revenues	17.1%		19.2%		21.2%

Selling and marketing	$ 42,284	3%	$ 41,011	5%	$ 38,901
Percentage of net revenues	33.9%		38.6%		42.0%

General and administrative	$ 15,013	-2%	$ 15,329	16%	$ 13,183
Percentage of net revenues	12.0%		14.4%		14.2%

Research and development. Research and development (R&D) expenses increased 5% to $21.4 million in fiscal year 2004 from $20.4 million in fiscal year 2003. The impact of foreign exchange added approximately $919 thousand to R&D expense during fiscal year 2004. R&D expenses were $730 thousand or 4% higher in fiscal year 2003 versus 2002. The increase in R&D expense in fiscal year 2003 was primarily attributable to the Thompson acquisition. R&D headcount was 211 (inclusive of sixteen Southbank employees), 193, and 197, at the end of fiscal 2004, 2003, and 2002, respectively. As a percentage of net revenues, R&D expenses were 17.1% in 2004 as compared with 19.2% in 2003 and 21.2% in 2002. Capitalized product development costs were $711 thousand, $213 thousand, and $280 thousand, in 2004, 2003 and 2002, respectively. These amounts represented 3%, 1%, and 1% of total research and development costs in 2004, 2003 and 2002, respectively.

Selling and marketing expenses. Selling and marketing expenses increased $1.3 million or 3% in fiscal year 2004 versus 2003. Selling and marketing expenses attributable to the September 2004 Southbank acquisition were $280 thousand. The effect of foreign currencies increased selling and marketing expense by approximately $2.1 million in fiscal year 2004. Cost savings on marketing programs offset the increases in fiscal year 2004. Selling and marketing expenses increased $2.1 million or 5% in fiscal year 2003 versus 2002. Selling and marketing expenses attributable to the Thompson acquisition were $2.5 million in 2003. Offsetting the increase due to Thompson were headcount reductions and cost savings recognized in Japan, where we closed our sales office during the second quarter of fiscal year 2002. Sales and marketing headcount was 270 (inclusive of twenty Southbank employees), 240, and 247, at the end of fiscal 2004, 2003, and 2002, respectively. As a percentage of net revenues, selling and marketing expenses were 33.9% in 2004 compared to 38.6% in 2003 and 42.0% in 2002.

General and administrative expenses. General and administrative (G&A) expense decreased $315 thousand, or 2%, to $15.0 million in fiscal year 2004 from $15.3 million in fiscal year 2003. The decrease in G&A expense in fiscal year 2004 was primarily attributable to severance costs of approximately $1.0 million in the prior year. Offsetting this decrease in G&A expense was the effect of foreign currencies, which increased fiscal year 2004 G&A expense by approximately $497 thousand. G&A expense increased $2.1 million or 16% in fiscal year 2003 when compared with 2002. Thompson accounted for $600 thousand of the increase and $1.0 million was attributable to severance and restructuring costs. The balance of the increase was due to increased professional fees in fiscal year 2003. G&A headcount was 127 (inclusive of nine Southbank employees), 114, and 121 at the end of fiscal 2004, 2003, and 2002, respectively. As a percentage of net revenues, G&A expenses were 12.0% in 2004, 14.4% in 2003, and 14.2% in 2002.

     Other Income, net
     (Dollars in thousands)

	2004	Change	2003	Change	2002

Other income (expense), net	$ (2,160)	-749%	$ 333	-87%	$ 178

Interest and other income, net decreased $2.5 million in fiscal year 2004 compared to fiscal year 2003. The decrease was mainly attributable to Alps, the Japanese company in which we have a 49% ownership. During fiscal year 2004, we recorded a loss on our Alps investment of approximately $1.6 million and an impairment charge of $622 thousand for a decline in value that management believes is not temporary. Interest and other income, net increased $155 thousand in fiscal 2003. This increase was mainly attributable to equity income in our investment in Alps of approximately $897 thousand, and foreign exchange loss, which was $73 thousand in 2003 versus $542 thousand in 2002. Fiscal year 2002 also included an increase to the valuation reserve for our equity investments of $618 thousand versus zero in fiscal year 2003. Offsetting the positive effects noted above, was a decrease of $376 thousand in interest income, an increase of $973 thousand in interest expense related primarily to the mortgage on our headquarters, and an increase in other expense of $267 thousand versus fiscal year 2002. In addition, fiscal year 2002 also included a gain from the sale of a minority share of an investment of $212 thousand.

Provision for (Benefit from) Income Taxes
(Dollars in thousands)

	2004	Change	2003	Change	2002

Provision for (benefit from) income taxes	$ 3,416	-614%	$ (665)	61%	$ (1,711)
Effective tax rate	40.0%		38.0%		42.1%

At September 30, 2004, we had net deferred tax assets of $12.8 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. Our future tax benefits related to foreign tax credits are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

In 2004, the provision for income taxes has been decreased by research and development tax credits of approximately $386 thousand from Canada. Additionally, in 2003, the benefit from taxes has been increased by research and development tax credits of approximately $110 thousand from U.S. and $432 thousand from Canada.

Liquidity and Capital Resources

Our cash and short-term investments totaled $72.8 million at September 30, 2004 compared to $34.8 million at September 30, 2003. Our investment portfolio consisted primarily of short-term, investment grade marketable securities. On April 2, 2004, we completed a follow-on public offering of our common stock. We sold 4,312,500 shares of common stock at an offering price of $11.00. Net proceeds, after the underwriters' discount and offering expenses, were approximately $44.2 million. We intend to use the net proceeds primarily for working capital and for general corporate purposes, including possible acquisitions.

Operating Activities. Net cash from operating activities was $13.5 million for fiscal year 2004 compared to net cash from operating activities of $6.1 million in fiscal year 2003. Cash generated from operating activities in fiscal 2004 resulted primarily from net income.

Investing Activities. Net cash used for investing activities was $46.2 million during fiscal year 2004, which consisted of an increase in short-term investments of $23.9 million, the acquisition of Southbank for $13.7 million, net of cash acquired, a contingent payment related to the Thompson acquisition of $5.1 million, fixed asset additions of $2.7 million, capitalized translation costs of $711 thousand, and a technology investment of $158 thousand.

Financing Activities. Net cash generated from financing activities during fiscal year 2004 was $46.2 million, which consisted of net proceeds of $44.2 million from the follow-on public offering, proceeds from the exercise of stock options and ESPP purchases of $3.4 million, offset by repayments of debt obligations of $1.4 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2004 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 510	$ 129	$ 250	$ 131	$ -
Other long-term debt	16,380	1,172	1,628	630	12,950
Scheduled interest expense	7,662	1,063	1,951	1,815	2,834
Estimated net asset adjustment	5,703	5,703	-	-	-
Earned contingent payments	1,000	1,000	-	-	-
Operating leases	28,478	4,929	8,371	7,877	7,301

Total Contractual Obligations	$ 59,733	$ 3,995	$ 12,200	$ 10,453	$ 23,084

We have a $10.0 million credit facility with a bank that expires on March 31, 2005. As of September 30, 2004 and September 30, 2003, there were no outstanding borrowings under this credit facility. During fiscal 2004, we entered into an agreement with a bank for a $15.0 million credit facility that expires on September 28, 2005. As of September 30, 2004, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which we are in compliance.

On November 26, 2003, we agreed to pay Thompson the $6.1 million contingent payment pursuant to the terms of the Thompson purchase agreement, $5.1 million of which we paid on March 1, 2004. The remaining $1.0 million was paid on October 1, 2004.

In October 2004, we paid an additional ₤3.2 million, or $5.7 million, in cash to Southbank, representing an estimated net asset adjustment, subject to a final adjustment.

In addition, under an advisory agreement with an investment-banking firm in Japan, we agreed to make a cash payment of up to $2.0 million to the investment-banking firm based on the financial performance of Alps over the four fiscal years ending September 30, 2004. Any payment earned under this agreement would be made after results through September 30, 2004 for Alps have been received and we are able to calculate any payment due. We believe this payment will be approximately $250 thousand based on the latest projections we received from Alps through September 2004. We believe this amount to be unrecoverable and have recorded a $250 thousand charge to earnings during fiscal year 2004. Any difference between the estimated $250 thousand and the actual payment amount would be recorded to our results of operations during fiscal year 2005.

In July 2002, the Board of Directors authorized us to repurchase from time to time up to $10.0 million of our Common Stock on the open market or in negotiated transactions. The repurchase program expired September 30, 2004. We used the repurchased shares for issuance upon exercise of employee stock options and purchases under our stock purchase plan to the extent the shares were available. The repurchase program was funded using our working capital. We did not make any purchases under this program during fiscal year 2004. Under this repurchase program, we purchased a total of 297,057 shares totaling approximately $1.8 million.

For information regarding legal proceedings, see Part I Item 3 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet our operating and capital requirements for at least the next twelve months. Factors that could adversely affect our financial condition include a decrease in revenues and increased costs associated with acquisitions.

Off Balance Sheet Arrangements

During fiscal year 2004, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities;
  material trading activities in non-exchange traded commodity contracts; or
  material transactions with person or entities that benefit from their non-independent relationship with us.

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

Factors Affecting Future Performance

In addition to the other information in this Annual Report on Form 10-K, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003 and for all four quarters of fiscal year 2004, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development and selling, general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

Our quarterly results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Our quarterly operating results can vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses or increase revenues at a level sufficient to offset increases in expenses, the level of technology spending and the activities of our competitors. Because a high percentage of our expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. A significant portion of our revenues in each quarter results from software and data licenses issued in that quarter. Accordingly, our ability to accurately forecast future revenues and income for any period is necessarily limited. Also, we could experience reduced revenues in the telecommunications, retail, public sector, and financial services vertical markets as a result of decreased spending in those industries. In addition, we typically derive a significant portion of our revenue each quarter from the orders we receive in the last month of the quarter.

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

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 53% of our revenues in fiscal year 2004. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 39% of our revenues in fiscal year 2004 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We may never realize the anticipated benefits of our acquisitions and investments. We have made a number of acquisitions and investments, including our September 2004 acquisition of Southbank Systems Limited, our January 2003 acquisition of Thompson Site Selection Research, Inc., and our 49% equity investment in Alps. A key part of our growth strategy is to engage in acquisitions; therefore, we continue to review future acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, but not limited to:

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

In addition, any significant investments we make may adversely affect our net income. For example, we account for our ownership in Alps under the equity method, which generally means we include in our income for each fiscal quarter a proportionate share of Alps' reported income or loss for its prior quarter. Based on Alps' results for its quarter ended June 30, 2004, we recorded our proportionate share of Alps' net loss, which reduced our pre-tax income in the fourth quarter of fiscal year 2004 by approximately $400 thousand. For the fiscal year 2004, we recorded a loss of approximately $1.6 million for our proportionate share of Alps net loss for the twelve months ended June 30, 2004.

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

Claims that we infringe the proprietary rights of third parties could result in significant expenses or restrictions on our ability to sell our products and services. Third parties may claim that our current or future products or services infringe their proprietary rights. Any infringement or other claim, whether with or without merit, would be time-consuming and expensive to litigate or settle and could divert our management's attention from our core business. As a result of an infringement claim, we may have to pay significant damages, incur substantial legal fees, develop costly technology that does not infringe the rights of others, if possible, or enter into license agreements that may require us to pay substantial royalties and may not be available on terms acceptable to us, if at all. For example, one of our former resellers has made copyright infringement and other claims against us. See Part II, Item I "Legal Proceedings" for a description of this proceeding. In addition, when we integrate and distribute information we obtain from third parties, we could become liable for such things as defamation, invasion of privacy, fraud, negligence, intellectual property infringement and product or service liability.

In addition, we have agreed in some of our agreements, including our shrink-wrap end-user licenses, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of others. We may incur substantial indemnification obligations under these agreements if a third party makes an infringement claim against the end user of our products.

The market for our products and services is highly competitive. We may be unable to successfully compete, which may decrease our market share and harm our operating results. We encounter significant competition in the market for business mapping systems worldwide. Our competitors include Environmental System Research Institute, the GIS division of Autodesk, Claritas, GeoVue, Buxton, Spatial Re-Engineering Consultants, Webraska and Microsoft. As we continue to expand into new vertical or geographical markets, we may encounter additional competitors. Many of our competitors have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities, than we do. Future consolidation within this market may adversely impact our ability to compete. Increased competition may lead to pricing pressures that could reduce our gross margins. Prices of software in EMEA and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. These higher prices could decrease in the future. We cannot assure you that we will be able to maintain or increase our market share or compete effectively in our industry.

Our recently introduced enterprise location platform, Envinsa™, may experience difficulty in gaining commercial acceptance. We have recently introduced Envinsa, our enterprise location platform. Our sales efforts for Envinsa may not be successful and we cannot assure you that Envinsa will achieve market acceptance or generate sufficient revenues to recoup the significant development and marketing expenses we have incurred to bring Envinsa to market. In addition, if we experience significant product returns related to Envinsa, our financial performance could be harmed.

We may be unable to attract and retain key employees. Our continued success will depend in large part on our ability to attract and retain highly qualified technical, managerial, sales and marketing, executive and other personnel. Competition for such personnel is intense. We cannot assure you that we will be able to continue to attract or retain such personnel. Loss of key personnel or changes in management could have an adverse impact on our financial condition and results of operations. We have also recently experienced a greater demand for our analytical services than our current services personnel can supply, creating a backlog of new and existing services engagements. If we are unable to attract and retain qualified services employees, we may be unsuccessful in our efforts to expand our analytical services offering across other vertical markets.

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

Our recent growth in our services revenue may not prove to be sustainable or profitable. We have increased our services business with the acquisition of Thompson during fiscal year 2003. Services revenue constituted 22% of total revenue in fiscal year 2004 versus 20% in fiscal year 2003. We cannot assure you that we will be able to continue to increase or maintain this level of services revenue. Loss of any large customer in the services business could have an adverse impact on our financial condition or results of operations. In addition, our gross margins on services revenues have historically been lower than our gross margins on product sales. Furthermore, some of our service agreements with our customers are short-term contracts and permit our customers to terminate their agreements with us at their election.

The continuing economic slowdown may affect the level of technology spending by our customers and the demand for our products and services. The recent stock market decline and broad economic slowdown have affected the demand for software products and related services, lengthened sales cycles and decreased technology spending of many of our customers and potential customers. In particular, declines in capital spending by telecommunications companies may result in a lengthening of customers' decision cycles and a reduction in orders. These events have adversely impacted our revenues since 2001, particularly in the United States, and could have a material effect on us in the future, including, without limitation, on our future revenue and earnings. In addition, significant further reductions in orders from the telecommunications industry could have a material adverse effect on our operating results and financial condition. In addition, since some of our product licensing agreements with our customers permit the customer to terminate its agreement with us at its election, any decrease in technology spending by these customers may result in termination of our agreements with them.

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

We are currently involved in litigation with one of our former resellers. That reseller has alleged claims based on, among other things, breach of contract and copyright infringement. Although we are vigorously defending against the claims of this reseller, we cannot assure you that we will prevail. See Part I, Item 3 "Legal Proceedings" for a further description of this proceeding.

Our software products may contain defects or errors, which could decrease sales, injure our reputation or delay shipments of our products. The software products that we develop are complex and must meet the stringent technical requirements of our customers. In addition, to keep pace with the rapid technological change in our industry and to avoid the obsolescence of our software products, we must quickly develop new products and enhancements to existing products. Because of this complex and rapid development cycle, we cannot assure you that our software products are free of undetected errors, especially in newly released software products and new versions of existing software products. If our software is not free of errors, this could result in litigation, fewer sales, increased product returns, damage to our reputation and an increase in service and warranty costs, which would adversely affect our business.

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of September 30, 2004, we had approximately $44.6 million in net goodwill, $10.9 million in other intangible assets and $1.5 million in investments, consisting primarily of our 49% equity position in Alps. We account for the Alps investment under the equity method of accounting. We recognized approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004 and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

We may not be able to fully use our net operating loss carryforwards to reduce our future taxable income, if any. As of September 30, 2004, we had approximately $26.9 million in net operating loss carryforwards. These net operating loss carryforwards could reduce our taxable income in future years. However, they are scheduled to expire at various dates beginning in 2021, and we may not be able to fully use these net operating carryforwards to offset any future taxable income we may earn.

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

We may require additional financing, and our future access to capital is uncertain. Developing new products and enhancements to existing products and providing technical, training and analytics services is very expensive. In the course of our business, we incur significant costs of revenues and operating costs, such as research and development, general and administrative and selling and marketing expenses. Our current operations may not generate sufficient cash flow to fund our future operations and our growth strategy or service our outstanding or future debt. We believe that our existing cash, cash equivalents and short-term investments, together with funds generated from operations and available financing, will be sufficient to meet our operating and capital requirements for the next twelve months.

Any financing activities we undertake, whether to fund acquisitions, operations, growth or otherwise, could adversely affect our financial condition or results of operations. Additional debt financing could require us to pay a greater amount of interest and impose covenants that could impede our ability to manage our operations, raise additional capital, undertake acquisitions or other strategic transactions or pay dividends. For example, our current credit facilities contains covenants that require us, among other things, to maintain certain debt ratios and restrict how we invest our cash and liquid assets. Any financing through the sale of stock would result in dilution to existing stockholders.

Market volatility may affect our stock price and the value of your investment in our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to September 30, 2004, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved 2004 revenue by approximately $5.3 million, or 5 percentage points. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rate. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $37.8 million (which approximates the average amount invested in these securities during fiscal year 2004), each 1-percentage point decrease in the applicable interest rate would result in a $378 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of September 30, 2004 was $1.9 million. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

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

At September 30, 2004, the fair value of the swap agreement, which represents the cash we would pay to settle the agreement, was $397 thousand. The current portion of $48 thousand is included on the balance sheet under the caption Accrued liabilities and the long-term portion of $349 thousand is included under the caption Other long-term liabilities. We record the payments or receipts on the agreement as adjustments to interest expense. We recognized interest expense related to the swap of $504 thousand for fiscal year 2004 and $332 thousand for fiscal year 2003.

Quarterly Financial Information (unaudited)
(In thousands, except per share data)

This information has been derived from unaudited quarterly consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2004 Quarter Ended				Fiscal Year 2003 Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2003	2004	2004	2004	2002	2003	2003	2003

Net revenues	$ 28,587	$ 31,447	$ 32,129	$ 32,510	$ 20,862	$ 27,103	$ 28,264	$ 30,026
Cost of revenue	8,361	9,050	8,776	9,139	5,829	8,127	8,733	8,922

Gross profit	20,226	22,397	23,353	23,371	15,033	18,976	19,531	21,104

Operating expenses	19,116	19,540	19,971	20,021	18,220	20,460	18,835	19,212

Operating income (loss)	1,110	2,857	3,382	3,350	(3,187)	(1,484)	696	1,892
Other income (expense), net	(49)	(1,067)	(710)	(334)	38	389	78	(172)

Income (loss) before taxes	1,061	1,790	2,672	3,016	(3,149)	(1,095)	774	1,720
Provision for (benefit from) income taxes	424	717	1,068	1,207	(1,260)	(353)	294	654

Net income (loss)	$ 637	$ 1,073	$ 1,604	$ 1,809	$ (1,889)	$ (742)	$ 480	$ 1,066

Earnings (loss) per share:
Basic	$ 0.04	$ 0.07	$ 0.08	$ 0.10	$ (0.12)	$ (0.05)	$ 0.03	$ 0.07
Diluted	$ 0.04	$ 0.07	$ 0.08	$ 0.09	$ (0.12)	$ (0.05)	$ 0.03	$ 0.07

Weighted average shares outstanding:
Basic	15,651	15,765	20,160	20,260	15,145	15,240	15,382	15,460
Diluted	16,120	16,469	20,742	20,734	15,145	15,240	15,551	15,985

(1) The impact of options for the first two quarters of fiscal year 2003 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2004

ITEM 8

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MapInfo Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15 (a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Albany, New York
October 22, 2004

MapInfo Corporation and Subsidiaries
Consolidated Income Statements

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except per share data)

Net revenues:
Products	$ 97,695	$ 85,423	$ 83,211
Services	26,978	20,832	9,387

Total net revenues	124,673	106,255	92,598

Cost of revenues:
Products	18,701	17,562	16,357
Services	16,625	14,049	8,744

Total cost of revenues	35,326	31,611	25,101

Gross profit	89,347	74,644	67,497

Operating expenses:
Research and development	21,351	20,387	19,657
Selling and marketing	42,284	41,011	38,901
General and administrative	15,013	15,329	13,183

Total operating expenses	78,648	76,727	71,741

Operating income (loss)	10,699	(2,083)	(4,244)

Interest and other income (expense), net
Interest income	822	459	1,047
Interest expense	(1,161)	(1,001)	(28)
Other income (expense), net	(1,821)	875	(841)

Interest and other income (expense), net	(2,160)	333	178

Income (loss) before provision for (benefit from)
Income taxes	8,539	(1,750)	(4,066)
Provision for (benefit from) income taxes	3,416	(665)	(1,711)

Net income (loss)	$ 5,123	$ (1,085)	$ (2,355)

Earnings (loss) per share:
Basic	$ 0.29	$ (0.07)	$ (0.16)
Diluted	$ 0.28	$ (0.07)	$ (0.16)

Weighted average shares outstanding:
Basic	17,959	15,307	15,041
Diluted	18,514	15,307	15,041

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,

	2004	2003

	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$ 34,286	$ 19,400
Restricted cash	-	753
Short-term investments, at amortized cost	38,547	14,676

Total cash and short-term investments	72,833	34,829

Accounts receivable, less allowance of $1,824 at September 30, 2004 and $2,182 at September 30, 2003	27,792	23,338

Inventories	494	400
Deferred income taxes	1,013	1,124
Other current assets	3,263	2,583

Total current assets	105,395	62,274
Property and equipment - net	25,906	26,682
Product development costs - net	374	255
Deferred income taxes	14,160	14,888
Goodwill - net	44,592	21,343
Other intangible assets - net	10,891	3,526
Investments and other assets	1,527	4,004

Total assets	$ 202,845	$ 132,972

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$ 1,301	$ 1,393
Accounts payable	3,512	2,814
Accrued liabilities	26,413	18,526
Deferred revenue	17,436	13,009
Income taxes payable	1,995	239

Total current liabilities	50,657	35,981
Deferred revenue, long term	340	278
Long-term debt	15,590	16,895
Other long-term liabilities	2,765	532

Total liabilities	69,352	53,686

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 50,000,000 shares authorized;
20,353,937 shares issued in 2004 and 15,644,139 shares issued in 2003	41	31
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,838	53,105
Retained earnings	30,848	25,725
Accumulated other comprehensive loss	1,766	425

Total stockholders' equity	133,493	79,286

Total liabilities and stockholders' equity	$ 202,845	$ 132,972

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Cash flows from (used for) operating activities
Net income (loss)	$ 5,123	$ (1,085)	$ (2,355)
Depreciation and amortization	6,055	6,499	6,582
Disposal of fixed assets	-	-	208
Allowance for accounts receivable	(430)	(314)	(181)
Tax benefit from option exercises	379	192	274
Loss/(income) on minority investments	1,651	(272)	(102)
Provision for write-down of minority investments	622	-	582
Provision for deferred income taxes	745	(1,490)	(2,970)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(590)	(352)	7,186
Inventories	(99)	166	(70)
Other current assets	(827)	652	(203)
Accounts payable and accrued liabilities	(55)	27	(912)
Deferred revenue	(75)	1,509	(424)
Income taxes	992	536	(41)

Net cash from operating activities	13,491	6,068	7,574

Cash flows from (used for) investing activities
Additions to property and equipment	(2,713)	(3,418)	(14,487)
Capitalized product development costs	(711)	(213)	(280)
Acquisitions of businesses and technology, net of cash acquired	(18,938)	(12,641)	-
Short-term investments, net	(23,871)	1,957	6,493
Long-term investments	-	-	2,355

Net cash used for investing activities	(46,233)	(14,315)	(5,919)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(1,397)	(593)	-
Proceeds from mortgage payable	-	4,575	10,500
Proceeds from term loan	-	3,000	-
Proceeds from secondary common stock offering	44,198	-	-
Repurchase of common stock for treasury	-	(268)	(1,485)
Proceeds from exercise of stock options and ESPP purchases	3,166	2,197	2,585

Net cash from financing activities	45,967	8,911	11,600

Effect of exchange rates on cash and cash equivalents	908	(7)	93

Net change in cash and cash equivalents	14,133	657	13,348

Cash and cash equivalents, beginning of year	20,153	19,496	6,148

Cash and cash equivalents, end of year	$ 34,286	$ 20,153	$ 19,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 1,151	$ 965	$ 190
Income taxes	$ 1,402	$ 1,259	$ 934

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2004, 2003 and 2002

		Common Stock		Accumulated
	Common	and Additional		Other			Total
	Stock	Paid-in Capital	Retained	Comprehensive	Treasury Stock		Stockholders'

	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity

	(In thousands, except share data)
Balance, September 30, 2001	14,905,843	$ 49,829	$ 29,165	$ (1,711)	-	$ -	$ 77,283
Net income (loss)	-	-	(2,355)	-	-	-	(2,355)
Foreign currency translation adjustment	-	-	-	789	-	-	789

Comprehensive income (loss)							(1,566)
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	260,432	1,580	-	-	(169,114)	(1,005)	2,585
Tax benefit from option exercises	-	274	-	-	-	-	274
Purchase of treasury stock	-	-	-	-	250,002	1,485	1,485

Balance, September 30, 2002	15,166,275	51,683	26,810	(922)	80,888	480	77,091
Net income (loss)	-	-	(1,085)	-	-	-	(1,085)
Foreign currency translation adjustment	-	-	-	1,943	-	-	1,943
Derivative valuation adjustment	-	-	-	(596)	-	-	(596)

Comprehensive income (loss)							262
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	477,864	1,261	-	-	(127,943)	(748)	2,009
Tax benefit from option exercises	-	192	-	-	-	-	192
Purchase of treasury stock	-	-	-	-	47,055	268	268

Balance, September 30, 2003	15,644,139	53,136	25,725	425	-	-	79,286
Net income	-	-	5,123	-	-	-	5,123
Foreign currency translation adjustment	-	-	-	1,142	-	-	1,142
Derivative valuation adjustment	-	-	-	199	-	-	199

Comprehensive income (loss)							6,464
Common stock offering	4,312,500	44,198					44,198
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	397,298	3,166	-	-	-	-	3,166
Tax benefit from option exercises	-	379	-	-	-	-	379

Balance, September 30, 2004	20,353,937	$ 100,879	$ 30,848	$ 1,766	-	$ -	$ 133,493

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations

MapInfo Corporation ("MapInfo" or the "Company") designs, develops, markets, licenses and supports location-based software and data products, application development tools, and industry-focused solutions, together with a range of consulting, analytical, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe, Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

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

Short-term Investments

The Company's short-term investments consist of debt securities with maturity dates of one year or less. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities have been classified in the accompanying consolidated balance sheets as held-to-maturity securities and are reported at amortized cost because the Company has the positive intent and the ability to hold these debt securities to maturity. Market value is determined by quoted market prices.

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

Goodwill and Purchased Intangible Assets

The Company records goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment, at least annually, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless the useful lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets and is being amortized over three to ten years.

Revenue Recognition

The Company derives revenues from product (software and data) licenses, product maintenance and professional services. Maintenance includes software defect or error fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services primarily consists of consulting, analytical services, tech support and training.

The Company sells its products and services primarily through a direct sales team, Value Added Resellers, Distributors and Original Equipment Manufacturer (OEM) Partners.

The Company recognizes revenue in accordance with SOP 97-2 ("Software Revenue Recognition") and SOP 98-9 (Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions") when all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable.

The Company also uses the residual method under SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company's product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, until services are performed or until fair value of the undelivered elements can be objectively determined. In circumstances where the Company offers significant and incremental fair value discounts for future purchases of other software products or services to its customers as part of an arrangement, utilizing the residual method the Company defers the value of the discount and recognizes such discount against revenue as the related product or service is delivered.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Product revenue: Revenue from product licenses is recognized upon the shipment of product or the granting of licenses and when all other revenue recognition criteria are met, in accordance with SOP 97-2 and SOP 98-9.

Postcontract customer support (PCS): PCS, inclusive of technical support and maintenance, may be bundled with an initial licensing fee or sold separately. In either case, the fair value of the PCS arrangement is recognized ratably over the term of the agreement, generally over a one to two year period.

Multiple element arrangements: Multiple-element arrangements of the Company consist primarily of software licenses sold with 1-year maintenance arrangements. Maintenance arrangements are sold separately from, or as a premium to the product license fee and accordingly, vendor specific objective evidence ("VSOE") is determinable. Fees for multiple-element arrangements are allocated to the various elements of the arrangement based on the fair values of the elements. The fair value used to allocate to the elements is based on VSOE of fair values of the elements. VSOE is determined by the price charged when the same element is sold separately or as an incremental fee.

Services revenue: Revenue from services such as business consulting services, analytical services, systems integration and custom application development, and training are recognized when the services are delivered. Services are generally delivered under a time and materials or milestone contract. Under a time and materials contract, services are billed and revenue is recognized as the services are performed. Under a milestone contract, services are billed and revenue is recognized when the contract-stated milestone is completed.

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

OEM Revenue: Revenue from products licensed to original equipment manufacturers is recorded when the product has been shipped and all obligations of the Company have been satisfied.

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

Computation of Earnings Per Share

Earnings per share are computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Diluted common equivalent shares consist of stock options using the treasury stock method.

Employee Stock Option Plans

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123", amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Income.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

The Company is required under SFAS No. 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

Years ended September 30,

	2004	2003	2002

Net income (loss), as reported	$ 5,123	$ (1,085)	$ (2,355)
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(2,693)	(2,944)	(3,129)

Proforma net income (loss)	$ 2,430	$ (4,029)	$ (5,484)

Earnings (loss) per share:
Basic, as reported	$ 0.29	$ (0.07)	$ (0.16)
Basic, proforma	$ 0.14	$ (0.26)	$ (0.36)
Diluted, as reported	$ 0.28	$ (0.07)	$ (0.16)
Diluted, proforma	$ 0.13	$ (0.26)	$ (0.36)

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options. (For additional information regarding this pro forma information, see Note 13 to the Consolidated Financial Statements.)

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

2.     Short-term Investments

At September 30, short-term investments consist of the following (in thousands):

	2004		2003

	Amortized	Aggregate	Amortized	Aggregate
Type of Investment	Cost	market value	Cost	market value

Preferred stock	$ 25,074	$ 25,104	$ 9,800	$ 9,800
Agency notes	1,763	1,776	-	-
Municipal bonds	2,000	2,001	2,000	2,000
Corporate notes	5,711	5,780	2,876	2,882
Certificate of Deposit	3,999	4,015	-	-

	$ 38,547	$ 38,676	$ 14,676	$ 14,682

Included in other income (expense), net is interest income pertaining to these investments of $521 thousand, $332 thousand, and $535 thousand in 2004, 2003, and 2002, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.     Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,

	2004	2003

Computer hardware and software	$ 25,733	$ 24,653
Equipment	1,510	1,520
Furniture and fixtures	4,715	4,449
Land lease	2,105	2,473
Building and leasehold improvements	19,973	19,327

	54,036	52,422
Accumulated depreciation and amortization	(28,130)	(25,740)

	$ 25,906	$ 26,682

Depreciation and amortization expense for the years ended September 30, 2004, 2003, and 2002 was $3.8 million, $5.1 million, and $4.7 million, respectively.

Included in the building and leasehold improvements caption is the Corporate headquarter facility, which is subject to a mortgage lien, as described in Note 8 below.

4.     Product Development Costs

Product development costs consist of the following (in thousands):

	September 30,

	2004	2003

Product development costs	$ 1,608	$ 7,058
Accumulated amortization	(1,234)	(6,803)

	$ 374	$ 255

Capitalized product development costs for the years ended September 30, 2004, 2003, and 2002 were approximately $711 thousand, $213 thousand, and $280 thousand, respectively. Amortization of capitalized product development costs for the years ended September 30, 2004, 2003 and 2002 was approximately $607 thousand, $351 thousand, and $710 thousand, respectively. In addition, during fiscal year 2004, the Company wrote-off fully amortized product development costs of $6.1 million.

5.     Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2003, the end of the first quarter of fiscal year 2004. As a result of these annual tests, there was no indication of impairment. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.     Goodwill and Purchased Intangible Assets (continued)

The balance of goodwill as of September 30, 2003 was $21.3 million. During fiscal year 2004, goodwill was increased by $22.8 million, due to goodwill acquired, and by $494 thousand, due to foreign currency translation. As a result, the goodwill balance as of September 30, 2004 was $44.6 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated		Amortization
September 30, 2004	Gross	Amortization	Net	Period

Technology intangibles	$ 6,130	$ 1,896	$ 4,234	4-8 years
Customer intangibles	7,731	3,289	4,442	5-10 years
Trademarks	2,135	-	2,135	Indefinite
Other	346	266	80	3 years

Total	$ 16,342	$ 5,451	$ 10,891

		Accumulated		Amortization
September 30, 2003	Gross	Amortization	Net	Period

Technology intangibles	$ 2,620	$ 1,617	$ 1,003	3-5 years
Customer intangibles	4,250	2,432	1,818	5-10 years
Trademarks	555	-	555	Indefinite
Other	346	196	150	3 years

Total	$ 7,771	$ 4,245	$ 3,526

Amortization of purchased intangible assets for the years ended September 30, 2004 and 2003 was $1.3 million and $1.2 million, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount
2005	$ 1,834
2006	1,630
2007	1,630
2008	1,325
2009	1,120
Thereafter	1,217

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.     Investments

Alps Mapping Co. Ltd. In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading Japanese data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $750 thousand) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In February 2002, the Company redeemed, at face value, one debt instrument of 100 million Yen (approximately $750 thousand). In addition, the remaining two debt instruments with warrants were converted into equity, which increased the Company's ownership in Alps to 49%. This investment is accounted for under the equity method of accounting. As of September 30, 2004 and 2003 $1.5 million and $3.1 million, respectively, pertaining to this investment was included on the Company's balance sheet under the caption "Investment and other assets". This long-lived asset is included in Note 16 "Segment Information" in the Long-Lived Asset group reported for the U.S. In addition, under an advisory agreement with an investment-banking firm in Japan, the Company agreed to make a cash payment of up to $2.0 million to the investment-banking firm based on the financial performance of Alps over the four fiscal years ending September 30, 2004. Any payment earned under this agreement would be made after results through September 30, 2004 for Alps have been received and the Company is able to calculate any payment due. The Company believes this payment will be approximately $250 thousand based on the latest projections the Company received from Alps through September 2004. The Company believes this amount to be unrecoverable and has recorded a $250 thousand charge to earnings during fiscal year 2004. Any difference between the estimated $250 thousand and the actual payment amount would be recorded to the Company's results of operations during fiscal year 2005.

During fiscal year 2004, the Company recorded an impairment loss on its investment in Alps based on losses incurred by Alps and projections provided to the Company from Alps during the fiscal year. The Company determined the fair value based on the present value of projected cash flows as compared to the Company's investment balance. An impairment charge of $622 thousand was charged to earnings during fiscal year 2004 and is included on the Company's Consolidated Income Statement under the caption "Other income (expense), net".

7.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,

	2004	2003

Compensation	$ 5,163	$ 5,389
Royalties	5,637	5,083
Marketing	576	1,094
Commissions	1,696	1,714
Estimated net asset adjustment	5,703	-
Earned contingent payment	1,000	-
Acquisition purchase price holdback	-	750
Value added taxes	1,767	1,277
Other	4,871	3,219

	$ 26,413	$ 18,526

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.     Mortgage Payable and Credit Facility

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 2.25%, with a 3.50% minimum, is payable monthly. As of September 30, 2004, the outstanding balance due on this mortgage loan was $14.5 million.

Credit Facility. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of September 30, 2004 was $1.9 million.

In addition, the Company has a $10.0 million credit facility with a commercial bank that expires on March 31, 2005. As of September 30, 2004 and 2003, there were no outstanding borrowings under this credit facility. During fiscal year 2004, the Company entered into an agreement with a bank to provide a credit facility for up to $15.0 million that expires on September 28, 2005. On September 30, 2004, there were no outstanding borrowings under this credit facility.

Future minimum payments required under loan agreements that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2004 are $1.2 million, 2005; $1.2 million, 2006; $457 thousand, 2007; $315 thousand, 2008; $315 thousand, 2009 and $12.9 million thereafter.

9.      Derivative Instruments and Hedging Activities

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

At September 30, 2004, and 2003 the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $397 thousand and $596 thousand, respectively. The current portion of $48 thousand and $64 thousand is included on the balance sheet under the caption Accrued liabilities and the long-term portion of $349 thousand and $532 thousand is included under the caption Other long-term liabilities for September 30,

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.      Derivative Instruments and Hedging Activities (continued)

2004 and 2003, respectively. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $504 thousand for fiscal year 2004 and $332 thousand for fiscal year 2003.

10.     Commitments and Contingencies

Operating leases. The Company leases a facility in the Rensselaer Technology Park in Troy, New York (One Global View), which is approximately 60,000 square feet of office space. This facility is adjacent to the Company's newly constructed facility, and together these facilities house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative organizations for the Americas. The lease, which expires in 2006, contains a nominal escalation in rental payments over the term of the lease, and in addition to monthly lease payments, the Company is responsible for such costs as real estate taxes and maintenance.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2004 are $4.9 million, 2005; $4.4 million, 2006; $4.0 million, 2007; $4.0 million, 2008; $3.9 million, 2009 and $7.3 million thereafter.

Capital leases. Future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2004 are $129 thousand, 2005; $125 thousand, 2006; $125 thousand, 2007; $125 thousand, 2008 and $6 thousand, 2009.

Total rent expense for the years ended September 30, 2004, 2003 and 2002 was approximately $5.5 million, $4.7 million and $4.2 million, respectively.

Indemnification. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company believes the liability for these agreements as of September 30, 2004 is not material. Accordingly, the Company has not recorded a charge to earnings for any liability for these agreements in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.     Commitments and Contingencies (continued)

Legal Proceedings. On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement.

The Company is also party to other legal proceedings, none of which it believes is material.

11.     Income Taxes

Provision for (benefit from) income taxes consists of (in thousands):

	Year Ended September 30,

	2004	2003	2002

Current:
Federal	$ 187	$ (315)	$ (488)
State	47	21	20
Foreign	2,049	966	1,475

	2,283	672	1,007

Deferred income taxes:
Federal	776	(1,314)	(2,080)
State	253	(87)	(311)
Foreign	104	64	(327)

	1,133	(1,337)	(2,718)

Provision for (benefit from) income taxes	$ 3,416	$ (665)	$(1,711)

In 2004, the provision for income taxes has been decreased by research and development tax credits of approximately $192 thousand from Canada. Additionally, in 2003, the benefit from taxes has been increased by research and development tax credits of approximately $276 thousand from U.S. and $432 thousand from Canada. At September 30, 2004, the Company has approximately $2.6 million of research and development tax credit carryforwards, which begin to expire in 2008, approximately $58 thousand of alternative minimum tax credit carryforwards, which have no expiration date, and approximately $409 thousand of foreign tax credit carryforwards which begin to expire in 2004. The Company has approximately $118 thousand of New York State investment tax credit carryforwards, which begin to expire in 2020. The Company has approximately $26.9 million of Federal net operating

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes (continued)

loss carryforwards, which begin to expire in 2021, and $33.0 million of state net operating loss carryforwards, which begin to expire in 2019.

U.S income (loss) before taxes was $2.9 million, $(6.1 million), and $(6.8 million) for the years ended September 30, 2004, 2003 and 2002, respectively. Foreign income before taxes was $5.6 million, $4.3 million, and $2.8 million, for the years ended September 30, 2004, 2003 and 2002, respectively.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Federal statutory income tax rate	34%	(34%)	(34%)
State taxes	2	(2)	(5)
Non-U.S. tax rates, repatriation of earnings and other
net charges associated with prior years	6	33	(1)
Tax-exempt investment income	-	(1)	-
Research and development credit	(2)	(41)	(10)
Intangible asset amortization	-	-	6
Valuation Allowance	(1)	3	3
Other	1	4	(1)

	40%	(38%)	(42%)

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes (continued)

Deferred income taxes recorded in the consolidated balance sheets at September 30, 2004 and 2003 consist of the following temporary differences:

	US		Non-US

	September 30,		September 30,
	2004	2003	2004	2003

Current deferred tax assets (liabilities):
Accrued expenses	$ 140	$ 282	$ 540	$ 488
Bad debt reserve	96	112	-	-
Inventory	95	83	-	-
Allowance for returns	149	187	-	-
Other current assets	30	31	(37)	(59)

Net current deferred tax assets	510	695	503	429

Long term deferred tax assets (liabilities):
Capitalized product development costs	(90)	(91)	-	-
Tax credit carryovers	3,109	3,075	-	-
Property and equipment	452	559	491	452
Intangible assets	(97)	271	(2,861)	(184)
Net Operating Loss	10,173	10,765	-	-
Other non-current assets	746	301	(47)	-

	14,293	14,880	(2,417)	268
Less: Valuation Allowance	133	260	-	-

Net long term deferred tax assets (liabilities)	14,160	14,620	(2,417)	268

Net Deferred Tax Assets (Liabilities)	$ 14,670	$ 15,315	$ (1,914)	$ 697

Non-U.S. net long-term deferred tax liability of $2.4 million is included in the balance sheet under the caption Other long-term liabilities.

The increase in U.S. deferred tax assets from 2003 to 2004 includes $384 thousand of deferred tax benefit resulting from stock option exercises and the net decrease in Non-U.S. deferred tax assets from 2003 to 2004 includes an increase of $48 thousand resulting from translation adjustment and a decrease of $2.6 million resulting from purchase accounting from the acquisition of Southbank establishing a deferred tax liability.

The valuation allowance at September 30, 2004 and 2003 was $133 thousand and $260 thousand, respectively. The valuation allowance decreased by $127 thousand. The Company is required to assess the realization of the deferred tax assets. Significant changes in circumstances may require adjustments during interim or annual periods. In 2004 a portion of the Company's future tax benefits related to foreign tax credits required a valuation allowance, in 2003 the Company's future tax benefits related to foreign tax credits were fully reserved as it is more likely than not that they will not be realized due to their short carryforward periods. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the benefits realized to date through the restructuring program. The amount of net deferred tax assets actually could vary if there are differences in timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes (continued)

taxable income. If the forecast is determined to no longer be reliable due to uncertain market conditions or improvement in the results of operations does not continue, the long-term forecast will require reassessment. As a result, the Company may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

The Company has not recognized U.S. deferred income taxes on approximately $15.1 million of undistributed earnings of its foreign subsidiaries because management considers such earnings to be permanently reinvested. In the event such earnings are distributed, the Company may be subject to U.S. income taxes and foreign withholding, net of allowable foreign tax credits or deductions.

12.     Stockholders' Equity

Earnings Per Share

The following represents the basic and diluted earnings per share amounts for the years ended September 30, 2004, 2003, and 2002 (in thousands, except per share amounts):

	Year Ended September 30,

	2004	2003	2002

Net income	$ 5,123	$ (1,085)	$ (2,355)

Weighted average shares for basic EPS	17,959	15,307	15,041
Effect of dilutive stock options	555	-	-

Weighted average shares and assumed exercise of
stock options for diluted EPS	18,514	15,307	15,041

Basic EPS	$ 0.29	$ (0.07)	$ (0.16)
Diluted EPS	$ 0.28	$ (0.07)	$ (0.16)

The impact of options for the years ended September 30, 2003 and 2002 was anti-dilutive and therefore was excluded from the calculation. If the impact of options had not been anti-dilutive, the effect of dilutive options would have been 191,000 and 305,000, respectively. The impact of outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock was anti-dilutive and therefore excluded from the calculation. Outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock for the years ended September 30, 2004, 2003, and 2002 were 752,000 shares, 1,554,000 shares, and 1,102,000 shares, respectively.

13.     Employee Stock Purchase and Stock Option Plans

Treasury Shares

The Company did not repurchase any of its common stock during the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2003, the Company

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

repurchased 47,055 shares at a cost of $268 thousand.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,212,500 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the fiscal years ended September 30, 2004, 2003, and 2002, employees purchased 241,754; 501,291; and 294,916 shares, respectively. The weighted average fair value per share during the fiscal years ended September 30, 2004, 2003, and 2002, was $8.61, $2.86, and $6.25, respectively.

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted between July 1996 and September 2003, typically vest over 4 years and expire 10 years from the date of grant. Options granted after September 2003, typically vest over 4 years and expire 5 years from the date of grant. At September 30, 2004, options for 1,882,566 shares were vested and 424,317 were available for future grants under the plans.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance, September 30, 2001	2,369,759	$ 14.30

Options granted	553,200	9.89
Options forfeited	(248,537)	19.47
Options exercised	(134,630)	5.33

Balance, September 30, 2002	2,539,792	13.31

Options granted	560,700	3.85
Options forfeited	(403,997)	17.70
Options exercised	(104,516)	4.91

Balance, September 30, 2003	2,591,979	10.92

Options granted	776,350	11.60
Options forfeited	(125,838)	15.97
Options exercised	(155,544)	6.13

Balance, September 30, 2004	3,086,947	$ 11.12

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2004 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/30/04	Contractual Life	Exercise Price	at 9/30/04	Exercise Price

$3.21 to $5.30	648,532	6.40	$ 3.90	410,092	$ 4.16
$5.33 to $8.31	742,803	4.85	6.72	692,623	6.74
$8.33 to $10.22	726,133	5.78	9.56	292,209	9.89
$10.23 to $21.54	636,124	5.52	14.29	173,309	16.73
$21.58 to $47.25	333,355	6.15	32.37	314,333	32.22

	3,086,947	5.67	$ 11.12	1,882,566	$ 11.84

The weighted average number of shares exercisable at September 30, 2003 and 2002 was 1,563,102 and 1,362,222, respectively. The weighted average exercise price was $12.08 and $11.58 at September 30, 2003 and 2002, respectively.

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

The weighted average fair value of options granted under the plans during fiscal years 2004, 2003, and 2002 was $6.26, $2.28, and $9.90, respectively. The weighted average assumptions for the various option plans range from:

	2004	2003	2002

Risk-free interest rate	2.1% to 2.9%	1.9% to 3.1%	3.1% to 4.7%
Expected term	3.7 to 6.6 years	4.0 to 6.1 years	4.0 to 6.1 years
Company's expected volatility	73%	66%	65%
Dividend yield	None	None	None

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.     Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. The Company may at its option contribute up to $0.50 for each $1.00 contributed by a participant to the plan, up to a maximum of 4% of the participant's annual compensation. Compensation expense for the years ended September 30, 2004, 2003, and 2002 was $964 thousand, $830 thousand, and $796 thousand, respectively.

15.     Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 2004, the Company had $4.6 million in U.S. banks in excess of insured limits and $11.3 million in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors.

16.     Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, analytical, training and technical support services.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EMEA (Europe, the Middle East and Africa) and Asia-Pacific.

The Company's geographic segments are discussed below.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.     Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for 2004, 2003, and 2002, as taken from the internal management accounting system discussed above, is as follows (in thousands):

	September 30,

	2004	2003	2002

Revenue:
Americas	$ 69,388	$ 59,889	$ 50,128
EMEA	38,811	32,348	30,246
Asia/Pacific	16,474	14,018	12,224

Total Revenue	$ 124,673	$ 106,255	$ 92,598

Operating income:
Americas	$ 18,486	$ 9,819	$ 9,557
EMEA	11,562	8,463	7,405
Asia/Pacific	6,975	5,862	3,637
Corporate adjustments	(26,324)	(26,227)	(24,843)

Total operating income	$ 10,699	$ (2,083)	$ (4,244)

Depreciation and amortization included in operating income consists of:
Americas	$ 4,089	$ 4,729	$ 4,563
EMEA	1,779	1,502	1,730
Asia/Pacific	187	268	289

Total depreciation and amortization	$ 6,055	$ 6,499	$ 6,582

Goodwill:
Americas	$ 25,866	$ 19,388	$ 10,546
EMEA	16,658	-	-
Asia/Pacific	2,068	1,955	1,558

Total goodwill	$ 44,592	$ 21,343	$ 12,104

The operating income by segment above differs from the amounts presented under accounting principles generally accepted in the United States of America because the Company does not allocate certain corporate costs for research and development, marketing, and general and administrative activities to the geographic locations. The table above reconciles the operating income (loss) by geographic segment to operating income (loss) as reported on the Income Statements by including adjustments for certain unallocated costs.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic revenue information is based on the ordering location of the customer. Long-lived assets information is based on the physical location of the assets. Goodwill information is based on the location of the subsidiary from which the goodwill is associated.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.     Segment Information (continued)

The following is revenue and long-lived assets information for geographic locations.

	September 30,

	2004	2003	2002

Revenue:
U.S.	$ 58,885	$ 49,672	$ 40,164
United Kingdom	21,926	16,732	15,561
All other countries	43,862	39,851	36,873

Total Revenue	$ 124,673	$ 106,255	$ 92,598

Long-Lived Assets:
U.S.	$ 45,999	$ 43,615	$ 31,302
United Kingdom	26,614	1,982	2,666
All other countries	10,677	10,213	9,655

Total identifiable assets	$ 83,290	$ 55,810	$ 43,623

In 2004, 2003, and 2002 no single customer accounted for 10% or more of the Company's revenues.

17.     Acquisitions

Southbank Systems Ltd.

On September 7, 2004, the Company through its wholly owned subsidiary, MapInfo UK Limited, completed the acquisition of the outstanding shares of Southbank Systems Limited ("Southbank"), a privately-held company headquartered in Chatham, England. Southbank is a provider of infrastructure management software and services solutions for the public sector in the United Kingdom and the Asia-Pacific region. Southbank also has operations in Scotland, Australia and New Zealand. The purchase price, including acquisition-related expenses, was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset adjustment. In October 2004, the Company paid an additional ₤3.2 million, or approximately $5.7 million, in cash, which is subject to a final net asset adjustment. The acquisition is intended to strengthen the Company's offering to the public sector, one of its targeted vertical markets. As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. Southbank's results of operations have been included in the consolidated financial statements since the date of acquisition. Seventy-four employees of Southbank became employees of MapInfo upon the acquisition.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.     Acquisitions (continued)

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, subject to a final net asset adjustment, based on their fair value (in thousands):

Consideration
Cash paid :
Initial Consideration	$ 21,063
Transaction costs	238
Accrual:
Estimated net asset adjustment	5,703

$ 27,004

Cash and cash equivalents	$ 7,571
Accounts receivable	2,581
Other current assets	168
Property, plant and equipment	217
Intangible assets	8,557
Goodwill	16,630

Total assets acquired	35,724

Accounts payable	68
Deferred revenue	4,030
Other current liabilities	1,087
Income taxes payable	968
Deferred income taxes	2,567

Total liabilities assumed	8,720

Net assets acquired	$ 27,004

Of the $8.6 million of acquired intangible assets, $1.6 million was assigned to registered trademarks that are not subject to amortization. The remaining $7.0 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up the $7.0 million include: technology intangibles of $3.5 million (8-year weighted average useful life), and customer intangibles of $3.5 million (5-year weighted average useful life).

The $16.6 million of goodwill was assigned to the EMEA geographic segment. Of the $16.6 million, $2.6 million is expected to be deductible for tax purposes.

The allocation of the purchase price is based on preliminary data and could change when final valuation of net assets is obtained.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.     Acquisitions (continued)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Southbank had occurred at October 1, 2002:

Year ended September 30,

	2004	2003

Sales	$ 138,402	$ 117,566

Net income	$ 7,323	$ 537

Earnings per share-Basic	$ 0.41	$ 0.04
Earnings per share-Diluted	$ 0.40	$ 0.03

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Thompson Site Selection Research, Inc.

On January 6, 2003 the Company acquired substantially all of the assets and assumed certain liabilities of Thompson Site Selection Research, Inc. ("Thompson"), a privately held company headquartered in Ann Arbor, Michigan. Thompson is a provider of location-based analytical services and business intelligence software for the retail, restaurant, and real estate vertical markets. The purchase price was $19.5 million, including acquisition-related costs. In accordance with the purchase agreement, this purchase price includes, $6.1 million in contingent consideration based on Thompson's profitability following the acquisition. The Company paid Thompson the full contingent payment, $5.1 million of which was paid on March 1, 2004 and the remaining $1.0 million was paid on October 1, 2004. These payments were recorded as an addition to goodwill. The Thompson acquisition was financed with $16.0 million in cash on hand, $3.0 million in borrowings under the Company's bank credit facility, and $556 thousand in cash on hand, paid in April 2003 as a result of the closing balance sheet working capital adjustment. The total of Thompson's net assets acquired by the Company was $2.5 million. Goodwill recorded as a result of the acquisition totaled $14.1 million. Intangibles assets acquired, other than goodwill, totaled $3.0 million. The acquisition is being accounted for as a purchase, and, accordingly, the Company has included the results of operations in the financial statements effective January 6, 2003. The pro forma effects of the Thompson acquisition on the Company's financial statements were not material. Ninety employees of Thompson became employees of MapInfo upon the acquisition.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18.     Strategic Restructuring

In response to a reduction in spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company reduced operating expenses during 2002 and 2003. Overall expense reductions included headcount reductions, restructuring of the business model in Japan, and the consolidation of the Company's Canadian operations. As a result of these and other restructuring actions, total Company headcount, excluding 90 employees that were added as a result of the Thompson acquisition (See Note 17 in the Notes to Consolidated Financial Statements above), was reduced to 618 at September 30, 2003 from 681 at September 30, 2002.

Employee Severance. The Company expensed severance costs during 2003 and 2002 by geographic region as summarized below:

	Years Ended September 30,
	2003		2002

	Number of	Severance	Number of	Severance
	Employees	Cost	Employees	Cost

Geographic Region
Americas	54	$ 1,907	86	$ 1,212
EAME	9	236	5	32
Asia/Pacific	-	-	10	205

Total	63	$ 2,143	101	$ 1,449

As of September 30, 2002, the Company had an accrual balance of $216 thousand for future severance obligations, which was paid during fiscal year 2003. During fiscal year 2003, $2.1 million of severance cost was expensed. As of September 30, 2003, $260 thousand of this severance expense was not yet paid and was outstanding on the balance sheet of the Company. These severance obligations were satisfied during the first half of fiscal year 2004.

Japan office closure and business model restructure. In Japan, the Company increased its ownership position in February 2002 in Alps Mapping Co. Ltd., from 17% to 49%, and granted Alps exclusive distribution rights in Japan to MapInfo's software products. (See Note 6 above). This enabled the Company to close its sales office in Japan during the second quarter of fiscal year 2002. The cost for the restructure of the Japan business model and closing the Japan sales office was approximately $250 thousand, which consisted primarily of employee termination costs and legal expenses.

Consolidation of Canadian Operations. During the second quarter of 2002, the Company consolidated its Canadian operations into a single location headquartered in Toronto. The Company's Scarborough research and development operation has been combined with the Toronto office, co-locating the engineering group with the sales, marketing and product development groups from the Compusearch acquisition. The cost to consolidate the Canadian operations was approximately $315 thousand, which consisted primarily of office closure costs.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19.     Issuance of Additional Common Stock

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The response to this item is contained in our 2005 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2005 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

PART III (continued)

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in our 2005 Proxy Statement under the caption "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is contained in our 2005 Proxy Statement under the caption "Ratification of Selection of Independent Auditors" and is incorporated herein by reference.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K

(a)     See Item 8 for Index to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the years ended September 30, 2004, 2003, and 2002 included in Item 15(d):

Schedule VIII -     Valuation and Qualifying Accounts

Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(c)     See the attached Exhibit Index and the exhibits referenced therein.

(d)     See attached Financial Statement Schedule.

Listing of Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant, as Amended. (A)

3.2	Amended By-Laws of the Registrant, as of September 30, 2002. (A)

4	Specimen Certificate for shares of the Registrant's Common Stock. (A)

10.1+	1993 Stock Incentive Plan, as amended to date. (C)

10.2+	1993 Director Stock Option Plan, as amended to date. (C)

10.3	2002 Stock Incentive Plan

10.4	Form of Non-Qualified Stock Option Agreement issued pursuant to 2002 Stock Option Plan

10.5+	Employment Agreement dated October 1, 2003 by and between the Registrant and Mark Cattini. (J)

10.6+	Employment Agreement dated October 1, 2003 by and between the Registrant and John C. Cavalier. (J)

10.7+	Employment Agreement dated October 1, 2003 by and between the Registrant and K. Wayne McDougall. (J)

10.8+	Employment Agreement dated October 1, 2003 by and between the Registrant and Michael Hickey. (J)

10.9+	Employment Agreement dated October 1, 2003 by and between the Registrant and George Moon (J)

10.10+	Employment Agreement dated October 1, 2003 by and between the Registrant and Bert Tobin. (J)

10.11+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini. (J)

10.12+	Employee Patent, Confidential Information and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (F)

10.13+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of September 4, 2002 by and between the Registrant and K. Wayne McDougall. (H)

10.14+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of June 3, 1995 by and between the Registrant and Michael Hickey. (J)

10.15+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement by and between the Registrant and George Moon. (J)

10.16+	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of April 15, 1996 by and between the Registrant and Bert Tobin. (J)

10.17	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (F)

10.18	Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001 (C)

10.19	First Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (C)

10.20	Second Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (C)

10.21+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Stock Option Plan, as amended. (A)

10.22+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Director Stock Option Plan, as amended. (A)

10.23	Amended and Restated Mortgage and Security Agreement dated December 18, 2002 by and between Rensselaer County Industrial Development Agency and MapInfo Realty, LLC (I)

10.24	Amended and Restated Promissory Note dated December 18, 2002 by and between MapInfo Realty, LLC and Charter One Bank, F.S.B. (I)

10.25	Amended and Restated Guaranty Agreement dated December 18, 2002 by and between the Registrant and Charter One Bank, F.S.B. (I)

10.26	Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan/Chase.

10.27	First Amendment dated March 31, 2004 to Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan/Chase.

10.28	Promissory note dated March 31, 2004 by and between the Registrant and JPMorgan/Chase.

10.29	Credit Facility dated September 29, 2004 by and between the Registrant and Charter One Bank. N.A..

10.30	Promissory Note dated September 29, 2004 by and between the Registrant and Charter One Bank. N.A..

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

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

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2004

ITEM 15(d)

FINANCIAL STATEMENT SCHEDULE

MapInfo Corporation and Subsidiaries

Valuation and Qualifying Accounts

Schedule VIII

(Dollars in thousands)

	Column B	Column C		Column D	Column E

Column A	Balance at	Additions	Additions		Balance at

	Beginning	charged to	charged to		end of
Description	of period	expense, net	other accounts	Deductions	period

Year ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,658	(306)	303(2)	(166)(1)	$ 2,489
Year ended September 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,489	(61)	217(2)	(463)(1)	$ 2,182
Year ended September 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,182	(67)	(204)(2)	(87)(1)	$ 1,824

(1)	Uncollectible accounts written off.
(2) Allowance for sales returns.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION

(Registrant)

By:	/s/ MARK P. CATTINI
Mark P. Cattini
President and Chief Executive Officer

Date:	November 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ MARK P. CATTINI	President and Chief Executive Officer	November 29, 2004
Mark P. Cattini	(Principal Executive Officer)

/s/ JOHN C. CAVALIER	Chairman of the Board	November 29, 2004
John C. Cavalier

/s/ K. WAYNE MCDOUGALL	Vice President, Treasurer	November 29, 2004
K. Wayne McDougall	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ THOMAS L. MASSIE	Director	November 29, 2004
Thomas L. Massie

/s/ ROBERT SCHECHTER	Director	November 29, 2004
Robert Schechter

/s/ JONI KAHN	Director	November 29, 2004
Joni Kahn

/s/ QUINN H. TRAN	Director	November 29, 2004
Quinn H. Tran

/s/ SIMON J. OREBI GANN	Director	November 29, 2004
Simon J. Orebi Gann