Form 10-Q
period 2004-12-31
MAPINFO CORP
filed 2005-02-04
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

          (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 2005 was 20,398,238.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2004

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended December 31

	2004	2003

Net revenues:
Products	$ 27,276	$ 22,415
Services	7,423	6,172

Total net revenues	34,699	28,587

Cost of revenues:
Products	5,740	4,444
Services	4,643	3,917

Total cost of revenues	10,383	8,361

Gross profit	24,316	20,226

Operating expenses:
Research and development	5,730	5,077
Selling and marketing	11,547	10,221
General and administrative	3,906	3,818

Total operating expenses	21,183	19,116

Operating income	3,133	1,110
Interest income	338	85
Interest expense	(305)	(303)
Other income (expense) - net	(1,247)	169

Interest and other income (expense), net	(1,214)	(49)

Income before provision for income taxes	1,919	1,061
Provision for income taxes	760	424

Net income	$ 1,159	$ 637

Earnings per share:
Basic	$ 0.06	$ 0.04
Diluted	$ 0.06	$ 0.04

Weighted average shares outstanding:
Basic	20,370	15,651
Diluted	20,931	16,120

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	December 31,	September 30,
	2004	2004

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 35,003	$ 34,286
Short-term investments, at amortized cost	32,271	38,547

Total cash and short-term investments	67,274	72,833
Accounts receivable, less allowance of $1,847 and $1,824
at December 31, 2004 and September 30, 2004, respectively	26,489	27,792
Inventories	494	494
Deferred income taxes	1,045	1,013
Other current assets	3,114	3,263

Total current assets	98,416	105,395
Property and equipment - net	25,793	25,906
Product development costs - net	449	374
Deferred income taxes	14,407	14,160
Goodwill - net	45,033	44,592
Other intangible assets - net	10,872	10,891
Investments and other assets	1,144	1,527

Total assets	$ 196,114	$ 202,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,301	$ 1,301
Accounts payable	2,642	3,512
Accrued liabilities	18,212	26,413
Deferred revenue	17,148	17,436
Income taxes payable	1,475	1,995

Total current liabilities	40,778	50,657
Long-term debt	15,262	15,590
Deferred income taxes, long-term	2,639	2,417
Deferred revenue, long-term	166	340
Other long-term liabilities	257	348

Total liabilities	59,102	69,352

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	41	41
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	101,128	100,838
Retained earnings	32,007	30,848
Accumulated other comprehensive income	3,836	1,766

Total stockholders' equity	137,012	133,493

Total liabilities and stockholders' equity	$ 196,114	$ 202,845

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Three months
	Ended December 31,

	2004	2003

Cash flows from (used for) operating activities
Net income	$ 1,159	$ 637
Depreciation and amortization	1,846	1,633
Allowance for accounts receivable	(24)	3
Tax benefit from option exercises	57	62
Loss on minority investments	1,126	-
Provision for deferred income taxes	(193)	-
Changes in operating assets and liabilities:
Accounts receivable	2,363	674
Inventories	(8)	(58)
Other current assets	875	(7)
Accounts payable and accrued liabilities	(3,339)	(1,003)
Deferred revenue	(1,349)	(872)
Income taxes	(654)	150

Net cash from operating activities	1,859	1,219

Cash flows from (used for) investing activities
Additions to property and equipment	(618)	(351)
Capitalized translation costs	(230)	(545)
Acquisition of business and technology	(6,750)	(158)
Short-term investments, net	6,276	529

Net cash used for investing activities	(1,322)	(525)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(327)	(389)
Proceeds from exercise of stock options and ESPP purchases	233	251

Net cash used for financing activities	(94)	(138)

Effect of exchange rates on cash and cash equivalents	274	536

Net change in cash and equivalents	717	1,092
Cash and equivalents, beginning of period	34,286	20,153

Cash and equivalents, end of period	$ 35,003	$ 21,245

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

The September 30, 2004 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Stock Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of income or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of accounting included in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", in its discussion of stock-based employee compensation.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table summarizes the proforma operating results of the Company had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

Three months ended December 31,

	2004	2003

(In thousands, except per share data)
Net income, as reported	$ 1,159	$ 637
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(713)	(736)

Proforma net income (loss)	$ 446	$ (99)

Earnings (loss) per share:
Basic, as reported	$ 0.06	$ 0.04
Diluted, as reported	$ 0.06	$ 0.04
Basic, proforma	$ 0.02	$ (0.01)
Diluted, proforma	$ 0.02	$ (0.01)

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 2004 and 2003.

	Three months Ended December 31,

	2004	2003

	(In thousands, except per share data)

Net income	$ 1,159	$ 637

Weighted average shares for basic EPS	20,370	15,651
Effect of dilutive stock options	561	469

Weighted average shares and assumed exercise of
stock options for diluted EPS	20,931	16,120

Basic EPS	$ 0.06	$ 0.04
Diluted EPS	$ 0.06	$ 0.04

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS) (continued)

The impact of outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock was anti-dilutive and therefore excluded from the calculation. Outstanding stock options, with an exercise price equal to or greater than the average market price of the Company's common stock for the three months ended December 31, 2004 and 2003, were 902 thousand shares and 963 thousand shares, respectively.

4.  Comprehensive Income

Comprehensive income was as follows:

	Three months Ended,
	December 31,

	2004	2003

	(In thousands)

Net income	$ 1,159	$ 637
Derivative valuation adjustment	104	289
Change in accumulated translation adjustments	1,966	1,152

Total comprehensive income	$ 3,229	$ 2,078

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

5.  Derivative Instruments and Hedging Activities (continued)

At December 31, 2004 and September 30, 2004, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $294 thousand and $397 thousand, respectively. The current portion of $37 thousand and $48 thousand is included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $257 thousand and $349 thousand is included under the caption Other long-term liabilities for December 31, 2004 and September 30, 2004, respectively. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $97 thousand and $131 thousand for the three months ended December 31, 2004 and December 31, 2003, respectively.

6.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, analytical, training and technical support services.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, the Company has reportable segments by geography: the Americas, EMEA (Europe, the Middle East, and Africa) and Asia-Pacific.

The Company's geographic segments are discussed below.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three months ended December 31, 2004 and 2003, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended
	December 31,

	2004	2003

Net revenues:	(in thousands)
Americas	$ 16,902	$ 16,523
EMEA	13,559	8,731
Asia-Pacific	4,238	3,333

Total net revenues	$ 34,699	$ 28,587

Operating income
Americas	$ 3,654	$ 3,949
EMEA	4,101	2,711
Asia-Pacific	1,353	1,032
Corporate adjustments:
R&D	(3,615)	(3,411)
Marketing	(1,349)	(1,898)
G&A	(1,011)	(1,273)

Total operating income	$ 3,133	$ 1,110

The operating income by segment above differs from the amounts presented under accounting principles generally accepted in the United States of America because the Company does not allocate certain costs for research and development, marketing, and general and administrative activities to the geographic locations. The table above reconciles the operating income by geographic segment to operating income as reported on the Income Statements by including adjustments for certain unallocated costs.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 2.25%, with a 3.50% minimum, is payable monthly. As described in Note 5 above, the Company has entered into an interest rate swap agreement to convert this variable rate mortgage loan to a fixed rate. As of December 31, 2004, the outstanding balance due on this mortgage loan was $14.5 million.

Credit Facility. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of December 31, 2004 was $1.9 million.

In addition, the Company has a $10.0 million credit facility with a commercial bank that expires on March 31, 2005. As of December 31, 2004 and September 30, 2004, there were no outstanding borrowings under this credit facility. During fiscal year 2004, the Company entered into an agreement with a bank to provide a credit facility for up to $15.0 million that expires on September 28, 2005. On December 31, 2004, there were no outstanding borrowings under this credit facility.

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

The Company is also party to other legal proceedings, none of which it believes is material to its balance sheet, income statement, or cash flow.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142 during the second quarter of fiscal year 2004, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2003. As a result of these annual tests, there was no indication of impairment.

The balance of goodwill as of September 30, 2004 was $44.6 million. During the three months ended December 31, 2004, goodwill increased by $441 thousand. The strengthening in foreign currencies versus the U.S. dollar increased goodwill by $1.7 million, which was primarily offset by a write-off of the remaining value of the Company's forty-nine percent equity investment in Alps Mapping Co. Ltd. ("Alps") of $1.3 million. As a result, the goodwill balance as of December 31, 2004 was $45.0 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
December 31, 2004	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 6,130	$ 2,084	$ 248	$ 4,294	4-8 years
Customer intangibles	7,731	3,711	246	4,267	5-10 years
Trademarks	2,135	-	112	2,246	Indefinite
Other	346	281	-	65	3 years

Total	$ 16,342	$ 6,076	$ 606	$ 10,872

		Accumulated	Effect of		Amortization
September 30, 2004	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 6,130	$ 1,896	$ -	$ 4,234	4-8 years
Customer intangibles	7,731	3,289	-	4,442	5-10 years
Trademarks	2,135	-	-	2,135	Indefinite
Other	346	266	-	80	3 years

Total	$ 16,342	$ 5,451	$ -	$ 10,891

Amortization of purchased intangible assets for the three months ended December 31, 2004 and December 31, 2003 was $625 thousand and $325 thousand, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets (continued)

The estimated annual amortization expense of purchased intangible assets for fiscal year 2005 and beyond is as follows (in thousands):

Fiscal year	Amount

2005	$ 1,915
2006	1,711
2007	1,711
2008	1,406
2009	1,231
Thereafter	782

9.     Investment in Alps Mapping Co. Ltd

In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading Japanese data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $750 thousand) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In February 2002, the Company redeemed, at face value, one debt instrument of 100 million Yen (approximately $750 thousand). In addition, the remaining two debt instruments with warrants were converted into equity, which increased the Company's ownership in Alps to 49%. This investment is accounted for under the equity method of accounting. As of September 30, 2004, $300 thousand and $1.3 million pertaining to this investment was included on the Company's balance sheet under the captions "Investment and other assets" and "Goodwill", respectively.

During the quarter ended December 31, 2004, the Company wrote-off the remaining balance of its equity investment in Alps based primarily on the Company's proportionate share of Alps' quarterly operating loss. The impact, net of effect of foreign currency and other adjustments, was approximately $1.4 million and has been included in the Company's Consolidated Income Statement under the caption "Other income (expense) - net." As a result of the write-down of the investment, the Company also recorded an impairment of the deferred tax asset related to this investment of approximately $600 thousand, which has been included in the Company's Consolidated Income Statement under the caption "Provision for income taxes."

10.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

10.  Recent Accounting Pronouncements (continued)

Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principal Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the fourth quarter of fiscal 2005. The Company is currently assessing the impact that this statement will have on its consolidated financial position and results of operations.

11. Issuance of Additional Common Stock

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

We develop solutions directly for our customers and also work with technology vendors, including Agilent Technologies, Business Objects, Cognos, IBM, MicroStrategy, Oracle, Siebel Systems and Siemens. We market our solutions through a worldwide network comprised of a direct sales organization, value-added resellers ("VARs"), systems integrators, distributors and original equipment manufacturers ("OEMs"). More than 7,000 organizations in numerous industry sectors around the world utilize our products and services, including AT&T, Brinker International, The Gap, The Home Depot, MasterCard International, The State of New York, TD Canada Trust and Vodafone.

Our focus is on targeted vertical markets, where we believe we can build on our domain expertise and location is critical to helping customers achieve their strategic objectives. These vertical markets include telecommunications, retail, the public sector and financial services, which includes insurance. For the first quarter of fiscal year 2005, the public sector represented approximately 33 percent, retail approximately 21 percent, telecommunications approximately 17 percent, and financial services, which includes insurance, approximately 5 percent of total revenues.

We have established teams that bring together sales, marketing, services, and product management by vertical market. With this structure, we believe we will deepen long-standing customer relationships, create new customer relationships, and enhance our expertise in target markets and focused solutions.

Southbank Acquisition

On September 7, 2004, through our wholly owned subsidiary, MapInfo UK Limited, we completed the acquisition of the outstanding shares of Southbank Systems Limited ("Southbank"), a privately held company headquartered in Chatham, England. Southbank is a provider of infrastructure management software and services solutions for the public sector in the United Kingdom and the Asia-Pacific region. Southbank also has operations in Scotland, Australia and New Zealand. The purchase price was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset adjustment. In October 2004, we paid an additional ₤3.2 million, or approximately $5.7 million, in cash, and a preliminary net asset adjustment, which is subject to a final net asset adjustment. The acquisition is intended to strengthen our offering to the public sector, one of our targeted vertical markets. As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. Southbank's results of operations have been included in our consolidated financial statements since the date of acquisition. Seventy-one employees of Southbank became employees of ours upon the acquisition.

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

Revenues generated in the United States represented approximately 42% of our total revenues for the first quarter of fiscal year 2005. As of December 31, 2004, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden and The Netherlands.

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

Services Revenue

We derive services revenue primarily from systems integration and custom application development, technical support arrangements, analytical services, business consulting services and training. Revenue from business consulting services, analytical services, and systems integration and custom application development is recognized as the services are performed and upon customer acceptance when required. We recognize technical support revenue using the straight-line method over the period that the support is provided, which is typically one year. Revenue from training arrangements is recognized as the services are performed.

Deferred Revenue

At December 31, 2004, we had deferred revenues of approximately $17.3 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Allowance for Doubtful Accounts and Sales Returns. We record reductions to revenue for estimated product returns. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be recognized. Our estimate for the allowance for doubtful accounts and sales returns is based on historical collections and sales returns experience. In addition, we review the status of the current trade receivables, reserving amounts deemed to pose a collection or sales return risk.
  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements consist primarily of perpetual product licenses sold with 1-year maintenance arrangements. The maintenance arrangements are primarily sold separately from or as a premium to the product license fee and accordingly, vendor specific objective evidence ("VSOE") is determinable. The fair value used to allocate revenue to the elements is based on VSOE of fair values of the elements. In general, revenue related to post contract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. Revenue from customer training, business consulting services, analytical services and systems integration and custom application development is generally recognized when the service is performed.
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
  Investments Impairment. We have held minority interests in companies having operations or technology in areas within our strategic focus. The most recent of these is Alps, in which we have a 49% equity ownership, which as of December 31, 2004, has a carrying value of zero. We record an investment impairment charge when an investment has experienced a decline in value that we believe is not temporary.
  Deferred Tax Assets. At December 31, 2004, we had net deferred tax assets of $12.8 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. A portion of our future tax benefits related to foreign tax credits has been reserved as it is more likely than not that they will not be realized. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the foreign tax credit, research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended
	December 31,		%

	2004	2003	Change

Net Revenues
Products	$ 27,276	$ 22,415	22%
Services	7,423	6,172	20%

Total net revenues	34,699	28,587	21%

Cost of revenues:
Products	5,740	4,444	29%
Services	4,643	3,917	19%

Total cost of revenues	10,383	8,361	24%

Gross profit	$ 24,316	$ 20,226	20%
Gross profit %	70.1%	70.8%

Net Revenue

Revenues for the first quarter of fiscal year 2005 increased 21%, or $6.1 million, to $34.7 million from $28.6 million in the prior year first quarter. The September 2004 acquisition of Southbank accounted for $3.9 million of the revenue increase. Product revenues, which include software, data and solutions, increased by $4.9 million, or 22%, and services revenue increased $1.2 million or 20%, compared to the first quarter of the prior year. The increase in product and services revenues was mainly due to the acquisition of Southbank and increased sales in our targeted vertical markets, including the public sector, retail, and telecommunications. On a geographic basis, first quarter revenues in the Americas increased $379 thousand, or 2%, compared to the same period a year ago. Europe, the Middle East, and Africa, or EMEA, revenues increased $4.8 million, or 55%, primarily due to Southbank, and revenues in the Asia-Pacific region increased $905 thousand, or 27%, when compared to the same period a year ago, primarily due to strong revenues in Australia. The strengthening of foreign currencies against the U.S. dollar added $785 thousand to the first quarter 2005 revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenues as a percentage of revenues increased to 29.9% in the first quarter of fiscal year 2005 from 29.2% in the first quarter of fiscal year 2004. As a result, the gross margin in the first quarter of fiscal year 2005 decreased to 70.1% from 70.8% in the prior year's first quarter. The decrease in gross margin for the first quarter of fiscal year 2005 is attributable to costs related to the amortization of intangibles resulting from the Southbank acquisition.

Gross profit margin as a percentage of revenue that related to product revenue was 79.0% and 80.2%, in the first quarter of fiscal years 2005 and 2004, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 37.5% and 36.5%, in the first quarter of fiscal years 2005 and 2004, respectively.

Operating Expenses
(Dollars in thousands)

	Three months ended
	December 31,		%

	2004	2003	Change

Research and development	$ 5,730	$ 5,077	13%
Percentage of net revenues	16.5%	17.8%

Selling and marketing	$ 11,547	$ 10,221	13%
Percentage of net revenues	33.3%	35.8%

General and administrative	$ 3,906	$ 3,818	2%
Percentage of net revenues	11.3%	13.4%

Research and development

Research and development (R&D) expenses increased 13% to $5.7 million in the first quarter of fiscal year 2005 from $5.1 million in fiscal year 2004's first quarter. R&D expenses attributable to the September 2004 Southbank acquisition were $413 thousand to the fiscal year 2005 first quarter and the impact of the strengthening of foreign currencies versus the U.S. dollar added approximately $165 thousand. R&D headcount was 208 (inclusive of sixteen Southbank employees) compared to 187 at the end of prior year's first quarter. As a percentage of net revenues, R&D expenses were 16.5% in the first quarter of fiscal year 2005 as compared with 17.8% last year's comparable period.

Selling and marketing

Selling and marketing expenses increased $1.3 million or 13% in the first quarter of fiscal year 2005 to $11.5 million from $10.2 million in the prior year first quarter. Selling and marketing expenses attributable to the September 2004 Southbank acquisition were $849 thousand. The effect of foreign currencies increased selling and marketing expense by approximately $300 thousand in the first quarter of fiscal year 2005. Selling and marketing headcount was 261 (inclusive of twenty Southbank employees) compared to 233 at the end of the prior year's first quarter. As a percentage of net revenues, selling and marketing expenses were 33.3% in the first quarter of fiscal year 2005 compared to 35.8% in the first quarter of fiscal year 2004.

General and administrative

General and administrative (G&A) expense increased $88 thousand or 2% in the first quarter of fiscal year 2005 to $3.9 million from $3.8 million in prior year's first quarter. G&A expense attributable to the September 2004 acquisition of Southbank was $233 thousand and the strengthening of foreign currencies increased fiscal year 2005's first quarter G&A expense by approximately $100 thousand. These increases were offset by a decrease of approximately $210 thousand of legal and professional fees in the first quarter of fiscal year 2005 compared to prior year's first quarter. G&A headcount was 133 (inclusive of nine Southbank employees) compared to 121 at the end of the fiscal year 2004's first quarter. As a percentage of net revenues, G&A expenses were 11.3% in the first quarter of fiscal year 2005 compared to 13.4% in the first quarter of fiscal year 2004.

Interest and Other Income (Expense), Net
(Dollars in thousands)

	Three months ended
	December 31,		%

	2004	2003	Change

Interest and other income (expense), net	$ (1,214)	$ (49)	2378%

Interest and other income (expense), net in the first quarter of fiscal 2005 of negative $1.2 million was $1.2 million lower than the first quarter of the prior year. The expense in the first quarter of fiscal 2005 is primarily attributable to the $1.4 million write-off of the remaining value of our investment in Alps Mapping Co. Ltd., the Japanese company in which we have a 49% equity ownership, offset primarily by a gain of $70 thousand related to foreign currency translation.

Provision for Income Taxes
(Dollars in thousands)

	Three months ended
	December 31,		%

	2004	2003	Change

Pre-tax income	$ 1,919	$ 1,061

Tax on Pre-tax income at 34% (2004) and 40% (2003)	652	424
Tax on Alps loss ($1,125 at 34%)	383	-
Alps deferred tax asset impairment	607	-
Foreign tax credit benefit due to Americans for Jobs Creation Act of 2004	(882)	-

Provision for income taxes	$ 760	$ 424	79%

The income tax expense of $760 thousand in the first quarter of fiscal year 2005 is the tax effect of pretax income at approximately 34% ($652), adjusted for the tax effect on the Alps Mapping loss which is not deductible ($383), the impairment of the deferred tax asset related to the Company's investment in Alps Mapping ($607) and an increase in the deferred tax asset from recognition of foreign tax credits as a result of the tax law changes made under the American Jobs Creation Act of 2004 ($882). During the first quarter of fiscal year 2004 the tax expense of $424 was 40% of pretax income.

Liquidity and Capital Resources

Our cash and short-term investments totaled $67.3 million at December 31, 2004 compared to $72.8 million at September 30, 2004. Our investment portfolio consisted primarily of short-term, investment grade marketable securities.

Operating Activities

Net cash from operating activities was $1.9 million for the first quarter of fiscal year 2005 compared to net cash from operating activities of $1.2 million for the same period in fiscal year 2004. Cash generated from operating activities in the first quarter of fiscal year 2005 resulted primarily from net income, and the collection of accounts receivable, offset by cash used to reduce accounts payable and accrued expenses.

Investing Activities

Net cash used for investing activities was $1.3 million during the first quarter of fiscal year 2005, which consisted of an additional payment related to the September 2004 Southbank acquisition of $5.7 million, a contingent payment related to the Thompson acquisition of $1.0 million, fixed asset additions of $618 thousand, and capitalized translation costs of $230 thousand, offset by a reduction of short-term investments of $6.3 million.

Financing Activities

Net cash used for financing activities for the first quarter of fiscal year 2005 was $94 thousand, which consisted of repayments of debt obligations of $327 thousand, offset by proceeds from the exercise of stock options of $233 thousand.

Contractual Obligations

The following table summarized our contractual obligations as of December 31, 2004 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 487	$ 145	$ 342	$ -	$ -
Other long-term debt	16,087	1,173	1,413	630	12,871
Scheduled interest expense	7,394	1,048	1,929	1,804	2,613
Operating leases	30,426	5,383	9,251	8,428	7,364

Total Contractual Obligations	$ 54,394	$ 7,749	$ 12,935	$ 10,862	$ 22,848

We have a $10.0 million credit facility with a bank that expires on March 31, 2005. As of December 31, 2004 and September 30, 2004, there were no outstanding borrowings under this credit facility. During fiscal 2004, we entered into an agreement with a bank for a $15.0 million credit facility that expires on September 28, 2005. As of December 31, 2004, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which we are in compliance.

For information regarding legal proceedings, see Part II Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet our operating and capital requirements for the next twelve months. Factors that could adversely affect our financial condition include a decrease in revenues, and increased costs associated with acquisitions.

Off Balance Sheet Arrangements

During the first quarter of fiscal year 2005, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities, material trading activities in non-exchange traded commodity contracts, or material transactions with person or entities that benefit from their non-independent relationship with us.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principal Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the fourth quarter of fiscal 2005. The Company is currently accessing the impact that this statement will have on its consolidated financial position and results of operations.

Factors Affecting Future Performance

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We have incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003, all four quarters of fiscal year 2004, and the first quarter of our current fiscal year, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development, selling, marketing, and general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

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

We may be unable to keep pace with the rapid technological changes in our industry or to timely introduce new or enhanced products that achieve market acceptance. Our industry is characterized by extremely rapid technological change, evolving industry standards, changing customer demands and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. During recent years, we introduced a number of new or substantially updated releases of products, including Routing J Server®, TargetPro®, Envinsa™, Exponare™, MapMarker® and MapInfo® Discovery™. Our future success depends in part upon customer and market acceptance of these new products and initiatives, which is uncertain. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations. We cannot assure you that we will successfully complete the development of new or enhanced products in a timely manner or successfully manage transitions from one product release to the next.

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 58% of our revenues in the first quarter of fiscal year 2005. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 42% of our revenues in the first quarter of fiscal year 2005 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We may never realize the anticipated benefits of our acquisitions and investments. We have made a number of acquisitions and investments, including our September 2004 acquisition of Southbank Systems Limited and our January 2003 acquisition of Thompson Site Selection Research, Inc. A key part of our growth strategy is to engage in acquisitions; therefore, we continue to review future acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, but not limited to:

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

The market for our products and services is highly competitive. We may be unable to successfully compete, which may decrease our market share and harm our operating results. We encounter significant competition in the market for business mapping systems worldwide. Our competitors include Environmental System Research Institute, the GIS division of Autodesk, Claritas, Buxton, Spatial Re-Engineering Consultants, and Microsoft. As we continue to expand into new vertical or geographical markets, we may encounter additional competitors. Many of our competitors have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities, than we do. Future consolidation within this market may adversely impact our ability to compete. Increased competition may lead to pricing pressures that could reduce our gross margins. Prices of software in EMEA and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. These higher prices could decrease in the future. We cannot assure you that we will be able to maintain or increase our market share or compete effectively in our industry.

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

Our recent growth in our services revenue may not prove to be sustainable or profitable. We have increased our services business with the acquisition of Thompson during fiscal year 2003. As a result, services revenue now comprises over 20% of total revenue. We cannot assure you that we will be able to increase or to maintain this level of services revenue. Loss of any large customer in the services business could have an adverse impact on our financial condition or results of operations. In addition, our gross margins on services revenues have historically been lower than our gross margins on product sales. Furthermore, in those cases where we enter into service agreements with our customers, some of these service agreements are short-term contracts and permit our customers to terminate their agreements with us at their election.

Unfavorable economic conditions may affect the level of technology spending by our customers and the demand for our products and services. The revenue growth and profitability of our business depends on the overall demand for software products and related services, particularly within our target vertical markets. Because we sell our products and services primarily to customers in the public sector, retail, telecommunications, and financial services (including insurance) markets, our business depends on the overall economy and the economic and business conditions within these vertical markets. For example in 2001, 2002, and part of 2003, the stock market decline and the broad economic slowdown affected the demand for software products and related services, lengthened sales cycles and decreased technology spending of many of our customers and potential customers, particularly in the United States. These events could have a material effect on us in the future, including, without limitation, on our future revenue and earnings. In addition, in cases where we enter into product licensing agreements with our customers, since some of those agreements permit the customer to terminate its agreement with us at its election, any decrease in technology spending by these customers may result in termination of our agreements with them.

Our earnings may be impacted by the new accounting pronouncement requiring expensing of stock issued to employees. We use stock options and other long-term equity incentives as a fundamental component of our employee compensation. We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The FASB has issued SFAS No. 123(R), "Share-Based Payment" that changes the accounting treatment for grants of options, sale of shares under equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain calculation methods that approximate fair value on the grant date, and to record those values as compensation expense in our income statement. We will be required to expense all outstanding non-vested stock options as of July 1, 2005 and stock options and other applicable equity instruments issued to employees on our after July 1, 2005. Due to the significant number of outstanding unvested stock options as of July 1, 2005, we expect to incur material compensation expense after July 1, 2005 as those options vest. We may decide to change our stock based compensation play strategy for future grants. This could affect our ability to retain existing employees and to attract qualified candidates.

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

We are currently involved in litigation with one of our former resellers. That reseller has alleged claims based on, among other things, breach of contract and copyright infringement. Although we are vigorously defending against the claims of this reseller, we cannot assure you that we will prevail. See Part II, Item I "Legal Proceedings" for a further description of this proceeding.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. During the quarter ended December 31, 2004, we wrote-off the remaining value of our 49% equity investment in Alps. (See Note 9 to the Notes to Financial Statements above). As of December 31, 2004, we had approximately $45.0 million in net goodwill, $10.9 million in other intangible assets and $1.1 million in investments. We recognized approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004 and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

We may not be able to fully use our net operating loss carryforwards to reduce our future taxable income, if any. As of December 31, 2004, we had approximately $26.9 million in net operating loss carryforwards. These net operating loss carryforwards could reduce our taxable income in future years. However, they are scheduled to expire at various dates beginning in 2021, and we may not be able to fully use these net operating carryforwards to offset any future taxable income we may earn.

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

Market volatility may affect our stock price, and the value of your investment in our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to December 31, 2004, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved first quarter revenue growth by approximately $785 thousand, or 2 percentage points, compared to the prior year comparable period. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $44.8 million (which approximates the average amount invested in these securities during the first quarter of fiscal year 2005), each 1-percentage point decrease in the applicable interest rate would result in a $448 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of December 31, 2004 was $1.6 million. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

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

At December 31, 2004 and September 30, 2004, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $294 thousand and $397 thousand, respectively. The current portion of $37 thousand and $48 thousand is included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $257 thousand and $349 thousand is included under the caption Other long-term liabilities for December 31, 2004 and September 30, 2004, respectively. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $97 thousand and $131 thousand for the three months ended December 31, 2004 and December 31, 2003, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MapInfo Corporation

Part II. Other Information (continued)

Item 6.     Exhibits

See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: February 4, 2005	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit

10.1	Employment Agreement dated October 1, 2004 by and between the Registrant and Daniel T. Gerron.

10.2	Employment Agreement dated October 1, 2004 by and between the Registrant and James D. Scott.

10.3	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of December 8, 2004 by and between the Registrant and Daniel T. Gerron.

10.4	Employee Intellectual Property, Confidential Information and Non-Competition Agreement dated as of January 31, 2005 by and between the Registrant and James D. Scott.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).