Form 10-Q
period 2005-03-31
MAPINFO CORP
filed 2005-05-10
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 2, 2005 was 20,645,692.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2005

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended March 31		Ended March 31

	2005	2004	2005	2004

Net revenues:
Products	$ 27,634	$ 24,821	$ 54,910	$ 47,236
Services	7,863	6,626	15,286	12,798

Total net revenues	35,497	31,447	70,196	60,034

Cost of revenues:
Products	5,455	4,978	11,195	9,422
Services	4,977	4,072	9,620	7,989

Total cost of revenues	10,432	9,050	20,815	17,411

Gross profit	25,065	22,397	49,381	42,623

Operating expenses:
Research and development	5,753	5,379	11,483	10,456
Selling and marketing	11,559	10,337	23,106	20,558
General and administrative	3,901	3,824	7,807	7,642

Total operating expenses	21,213	19,540	42,396	38,656

Operating income	3,852	2,857	6,985	3,967
Interest income	426	125	764	210
Interest expense	(274)	(278)	(579)	(581)
Other income (expense) - net	(276)	(914)	(1,523)	(745)

Interest and other income (expense), net	(124)	(1,067)	(1,338)	(1,116)

Income before provision for income taxes	3,728	1,790	5,647	2,851
Provision for income taxes	1,267	717	2,027	1,141

Net income	$ 2,461	$ 1,073	$ 3,620	$ 1,710

Earnings per share:
Basic	$ 0.12	$ 0.07	$ 0.18	$ 0.11
Diluted	$ 0.12	$ 0.07	$ 0.17	$ 0.10

Weighted average shares outstanding:
Basic	20,476	15,765	20,423	15,708
Diluted	21,207	16,469	21,072	16,291

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	March 31,	September 30,
	2005	2004

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 31,482	$ 34,286
Short-term investments, at amortized cost	38,309	38,547

Total cash and short-term investments	69,791	72,833
Accounts receivable, less allowance of $1,861 and $1,824
at March 31, 2005 and September 30, 2004, respectively	28,324	27,792
Inventories	354	494
Deferred income taxes	1,039	1,013
Other current assets	3,674	3,263

Total current assets	103,182	105,395
Property and equipment - net	25,753	25,906
Product development costs - net	504	374
Deferred income taxes	14,029	14,160
Goodwill - net	45,438	44,592
Other intangible assets - net	10,424	10,891
Investments and other assets	1,147	1,527

Total assets	$ 200,477	$ 202,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,301	$ 1,301
Accounts payable	3,435	3,512
Accrued liabilities	18,231	26,413
Deferred revenue	17,365	17,436
Income taxes payable	1,598	1,995

Total current liabilities	41,930	50,657
Long-term debt	14,935	15,590
Deferred income taxes, long-term	2,489	2,417
Deferred revenue, long-term	152	340
Other long-term liabilities	-	348

Total liabilities	59,506	69,352

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	41	41
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	103,087	100,838
Retained earnings	34,468	30,848
Accumulated other comprehensive income	3,375	1,766

Total stockholders' equity	140,971	133,493

Total liabilities and stockholders' equity	$ 200,477	$ 202,845

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Six months
	Ended March 31,

	2005	2004

Cash flows from (used for) operating activities
Net income	$ 3,620	$ 1,710
Depreciation and amortization	3,541	3,133
Allowance for accounts receivable	(68)	(130)
Tax benefit from option exercises	351	273
Loss on minority investments	1,126	754
Provision for deferred income taxes	96	-
Changes in operating assets and liabilities:
Accounts receivable	648	1,777
Inventories	210	(31)
Other current assets	225	(47)
Accounts payable and accrued liabilities	(2,650)	(1,966)
Deferred revenue	(860)	(363)
Income taxes	(628)	22

Net cash from operating activities	5,611	5,132

Cash flows from (used for) investing activities
Additions to property and equipment	(1,503)	(964)
Capitalized translation costs	(295)	(630)
Acquisition of businesses and technology	(8,422)	(5,229)
Short-term investments, net	238	2,957

Net cash used for investing activities	(9,982)	(3,866)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(655)	(726)
Proceeds from exercise of stock options and ESPP purchases	1,899	1,768

Net cash from financing activities	1,244	1,042

Effect of exchange rates on cash and cash equivalents	323	1,416

Net change in cash and equivalents	(2,804)	3,724
Cash and equivalents, beginning of period	34,286	20,153

Cash and equivalents, end of period	$ 31,482	$ 23,877

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

	Three months ended March 31,		Six months ended March 31,

	2005	2004	2005	2004

(In thousands, except per share data)
Net income, as reported	$ 2,461	$ 1,073	$ 3,620	$ 1,710
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(662)	(723)	(1,375)	(1,284)

Proforma net income	$ 1,799	$ 350	$ 2,245	$ 426

Earnings per share:
Basic, as reported	$ 0.12	$ 0.07	$ 0.18	$ 0.11
Diluted, as reported	$ 0.12	$ 0.07	$ 0.17	$ 0.10
Basic, proforma	$ 0.09	$ 0.02	$ 0.11	$ 0.03
Diluted, proforma	$ 0.08	$ 0.02	$ 0.11	$ 0.03

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended March 31, 2005 and 2004.

	Three months ended March 31,		Six months ended March 31,

	2005	2004	2005	2004

	(In thousands, except per share data)

Net income	$ 2,461	$ 1,073	$ 3,620	$ 1,710

Weighted average shares for basic EPS	20,476	15,765	20,423	15,708
Effect of dilutive stock options	731	704	649	583

Weighted average shares and assumed
exercise of stock options for diluted EPS	21,207	16,469	21,072	16,291

Basic EPS	$ 0.12	$ 0.07	$ 0.18	$ 0.11
Diluted EPS	$ 0.12	$ 0.07	$ 0.17	$ 0.10

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS) (continued)

The impact of outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock was anti-dilutive and therefore excluded from the calculation. Outstanding stock options, with an exercise price equal to or greater than the average market price of the Company's common stock for the three and six months ended March 31, 2005 were 767 thousand shares and 902 thousand shares, respectively and 615 thousand shares and 569 thousand shares for the three and six months ended March 31, 2004, respectively.

4.  Comprehensive Income

Comprehensive income was as follows:

	Three months ended, March 31,		Six months ended, March 31,

	2005	2004	2005	2004

	(In thousands)

Net income	$ 2,461	$ 1,073	$ 3,620	$ 1,710
Derivative valuation adjustment	370	(464)	474	(175)
Change in accumulated translation adjustments	(831)	61	1,135	1,212

Total comprehensive income	$ 2,000	$ 670	$ 5,229	$ 2,747

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

5.  Derivative Instruments and Hedging Activities (continued)

At March 31, 2005, the fair value of the swap agreement, which represents the cash the Company would receive or pay to settle the agreement, was a receivable of $76 thousand and at September 30, 2004, the fair value was a payable of $397 thousand. As of March 31, 2005, the current portion of $10 thousand was included on the balance sheet under the caption Other Current Assets and the long-term portion of $66 thousand was included on the balance sheet under the caption Investments and Other Assets. As of September 30, 2004, the current portion of $48 thousand was included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $349 thousand was included under the caption Other Long-term Liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $70 thousand and $167 thousand for the three and six months ended March 31, 2005, respectively, and $128 thousand and $259 thousand for the three and six months ended March 31, 2004, respectively.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three and six months ended March 31, 2005 and 2004, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended March 31,		Six months ended March 31,

	2005	2004	2005	2004

Net revenues:	(in thousands)
Americas	$ 16,056	$ 16,360	$ 32,958	$ 32,883
EMEA	15,072	11,269	28,631	20,000
Asia-Pacific	4,369	3,818	8,607	7,151

Total net revenues	$ 35,497	$ 31,447	$ 70,196	$ 60,034

Operating income (loss):
Americas	$ 3,280	$ 3,717	$ 6,934	$ 7,666
EMEA	5,324	4,379	9,425	7,090
Asia-Pacific	1,774	1,678	3,127	2,710
Corporate adjustments:
R&D	(3,599)	(3,667)	(7,214)	(7,078)
Marketing	(1,603)	(1,934)	(2,952)	(3,832)
G&A	(1,324)	(1,316)	(2,335)	(2,589)

Total operating income	$ 3,852	$ 2,857	$ 6,985	$ 3,967

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 2.25%, with a 3.50% minimum, is payable monthly. As described in Note 5 above, the Company has entered into an interest rate swap agreement to convert this variable rate mortgage loan to a fixed rate. As of March 31, 2005 and September 30, 2004, the outstanding balance due on this mortgage loan was $14.4 million and $14.5 million, respectively.

Credit Facility. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of March 31, 2005 and September 30, 2004 was $1.4 million and $1.9 million, respectively.

During fiscal year 2004, the Company entered into an agreement with another bank to provide a credit facility for up to $15.0 million that expires on September 28, 2005. As of March 31, 2005 and September 30, 2004, there were no outstanding borrowings under this credit facility.

Legal Proceedings. On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. Although, the Company is vigorously defending against all claims, there can be not assurance that the Company will prevail.

The Company is also party to other legal proceedings, none of which it believes is material to its balance sheet, income statement, or cash flow.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142 during the second quarter of fiscal year 2005, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2004. As a result of these annual tests, there was no indication of impairment.

The balance of goodwill as of September 30, 2004 was $44.6 million. During the six months ended March 31, 2005, goodwill increased by $846 thousand. The strengthening in foreign currencies versus the U.S. dollar increased goodwill by $1.1 million, goodwill related to the purchase of GeoBusiness Solutions Limited in February 2005 (See Note 11 below) was $920 thousand, and additional goodwill related to the September 2004 acquisition of Southbank Systems $108 thousand, which was primarily offset by a write-off of the remaining value of the Company's forty-nine percent equity investment in Alps Mapping Co. Ltd. ("Alps"), which included goodwill of $1.3 million. As a result, the goodwill balance as of March 31, 2005 was $45.4 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
March 31, 2005	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 6,239	$ 2,189	$ 83	$ 4,133	4-8 years
Customer intangibles	7,839	3,800	(4)	4,035	5-10 years
Trademarks	2,135	-	71	2,206	Indefinite
Other	346	296	-	50	3 years

Total	$ 16,559	$ 6,285	$ 150	$ 10,424

		Accumulated	Effect of		Amortization
September 30, 2004	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 6,130	$ 1,896	$ -	$ 4,234	4-8 years
Customer intangibles	7,731	3,289	-	4,442	5-10 years
Trademarks	2,135	-	-	2,135	Indefinite
Other	346	266	-	80	3 years

Total	$ 16,342	$ 5,451	$ -	$ 10,891

Amortization of purchased intangible assets for the three and six months ended March 31, 2005 was $444 thousand and $1.1 million, respectively. Amortization of purchased intangible assets for the three and six months ended March 31, 2004 was $325 thousand and $630 thousand, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets (continued)

The estimated annual amortization expense of purchased intangible assets for fiscal year 2005 and beyond is as follows (in thousands):

Fiscal year	Amount

2005	$ 1,863
2006	1,673
2007	1,673
2008	1,368
2009	1,164
Thereafter	1,014

9.     Investment in Alps Mapping Co. Ltd.

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

Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt the standard in the first quarter of fiscal year 2006. The Company is currently assessing the impact that this statement will have on its consolidated financial position and results of operations. Due to the number of expected outstanding unvested stock options as of October 1, 2005, the Company expects to incur material compensation expense after October 1, 2005 as the options vest.

11.  Acquisition

On February 21, 2005 through our wholly owned subsidiary, MapInfo UK Limited, the Company completed the acquisition of all of the outstanding shares of GeoBusiness Solutions Limited, ("GeoBusiness"), a privately held company based in Wendover, Buckinghamshire, United Kingdom ("UK"). GeoBusiness provides an established offering of specialist products and consultancy services in site location and customer analytics in the UK, particularly for the retail and leisure property markets. The Company expects the acquisition to strengthen its presence throughout the UK in these vertical markets and to extend the solution to other vertical markets. The initial purchase price, including acquisition related expenses, was ₤962 thousand, or approximately $1.8 million, and was financed with cash on hand. In addition, the Company may pay up to ₤1.0 million, or approximately $1.9 million, in contingent consideration based on GeoBusiness' profitability over fiscal years 2005 and 2006. The total of GeoBusiness' net assets acquired by the Company was ₤361 thousand or approximately $685 thousand.

As of March 31, 2005, goodwill recorded as a result of the acquisition was ₤490 thousand or approximately $920 thousand, subject to further adjustment. Intangibles assets acquired, other than goodwill, totaled ₤114 thousand, or approximately $215 thousand, subject to further adjustment. Intangible assets, including goodwill, are subject to a valuation analysis being conducted by an independent third party, which will be completed during the Company's third quarter. Any adjustments made as a result of the valuation analysis would be reflected in the

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

11.  Acquisition (continued)

Company's balance sheet as of June 30, 2005. Of the ₤114 thousand, or approximately $215 thousand of acquired intangible assets, management has estimated approximately ₤57 thousand or $108 thousand as technology intangibles (5-year estimated weighted average useful life), and ₤57 thousand or $108 thousand as customer intangibles (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly the Company has included the results of operations in the financial statements effective February 21, 2005. The pro forma effects of the GeoBusiness acquisition on the Company's income statement and balance sheet were not material. Twenty-one employees of GeoBusiness became employees of MapInfo upon the acquisition.

12.  Income Taxes

On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act contains two provisions that may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities (QPA) and Foreign Earnings Repatriation (FER). We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. We expect to be in a position to complete our evaluation and to record any resulting income taxes by the end of this fiscal year. While we are currently uncertain as to the impact of the Act on our annual tax rate, we do not anticipate the impact, if any, to be material.

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

Overview

We are a leading provider of location intelligence solutions that help organizations make more insightful decisions. Our integrated offering of software, data sets and services helps organizations in vertical markets, including telecommunications, the public sector, retail and financial services, which includes insurance, solve complex business problems in which location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network optimization and planning, asset management, and site selection. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, homeland security-related applications, asset management and network optimization and planning, and emergency preparedness and response. By using our products and services, organizations can uncover valuable location-based business intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

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

Our focus is on targeted vertical markets, where we believe we can build on our domain expertise and location is critical to helping customers achieve their strategic objectives. These vertical markets include telecommunications, retail, the public sector and financial services, which includes insurance. For the second quarter of fiscal year 2005, the public sector represented approximately 33 percent, retail approximately 21 percent, telecommunications approximately 16 percent, and financial services, which includes insurance, approximately 7 percent of total revenues.

We have established teams that bring together sales, marketing, services, and product management by vertical market. With this structure, we believe we will deepen long-standing customer relationships, create new customer relationships, and enhance our expertise in target markets and focused solutions.

Southbank Acquisition

On September 7, 2004, through our wholly owned subsidiary, MapInfo UK Limited, we completed the acquisition of the outstanding shares of Southbank Systems Limited ("Southbank"), a privately held company headquartered in Chatham, England. Southbank is a provider of infrastructure management software and services solutions for the public sector in the United Kingdom and the Asia-Pacific region. Southbank also has operations in Scotland, Australia and New Zealand. The purchase price was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset adjustment. In October 2004, we paid an additional ₤3.2 million, or approximately $5.7 million, in cash, as a preliminary net asset adjustment, which is subject to a final net asset adjustment. The acquisition is intended to strengthen our offering to the public sector, one of our targeted vertical markets. As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. Southbank's results of operations have been included in our consolidated financial statements since the date of acquisition. Seventy-one employees of Southbank became employees of ours upon the acquisition.

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

GeoBusiness Acquisition

On February 21, 2005 through our wholly owned subsidiary, MapInfo UK Limited, the Company completed the acquisition of all of the outstanding shares of GeoBusiness Solutions Limited,

("GeoBusiness"), a privately held company based in Wendover, Buckhamshire, United Kingdom ("UK"). GeoBusiness provides an established offering of specialist products and consultancy services in site location and customer analytics in the UK, particularly for the retail and leisure property markets. We expect the acquisition to strengthen its presence throughout the UK in these vertical markets and to extend the solution to other vertical markets. The initial purchase price, including acquisition related expenses, was ₤962 thousand, or approximately $1.8 million, and was financed with cash on hand. In addition, the Company may pay up to ₤1.0 million, or approximately $1.9 million, in contingent consideration based on GeoBusiness' profitability over fiscal years 2005 and 2006. The total of GeoBusiness' net assets acquired by the Company was ₤361 thousand or approximately $685 thousand.

As of March 31, 2005, goodwill recorded as a result of the acquisition was ₤490 thousand or approximately $920 thousand, subject to further adjustment. Intangibles assets acquired, other than goodwill, totaled ₤114 thousand, or approximately $215 thousand, subject to further adjustment. Intangible assets, including goodwill, are subject to a valuation analysis being conducted by an independent third party, which will be completed during our third quarter. Any adjustments made as a result of the valuation analysis would be reflected in our balance sheet as of June 30, 2005. Of the ₤114 thousand, or approximately $215 thousand of acquired intangible assets, management has estimated approximately ₤57 thousand or $108 thousand as technology intangibles (5-year estimated weighted average useful life), and ₤57 thousand or $108 thousand as customer intangibles (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly we have included the results of operations in the financial statements effective February 21, 2005. The pro forma effects of the GeoBusiness acquisition on the Company's income statement and balance sheet were not material. Twenty-one employees of GeoBusiness became employees of MapInfo upon the acquisition.

Sources of Revenue

We derive our revenue from product licenses (software and data) and services fees. We also derive revenue from annual maintenance fees on both our software and data products. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors and OEMs.

Revenues generated in the United States represented approximately 37% of our total revenues for the second quarter of fiscal year 2005 and approximately 40% for the first half of fiscal year 2005. As of March 31, 2005, we had offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden, China, Singapore, New Zealand, and The Netherlands.

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

Deferred Revenue

At March 31, 2005, we had deferred revenue of approximately $17.5 million, primarily consisting of revenue related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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

Investments Impairment. We have held minority interests in companies having operations or technology in areas within our strategic focus. The most recent of these is Alps, in which we have a 49% equity ownership, which as of March 31, 2005, has a carrying value of zero.

We record an investment impairment charge when an investment has experienced a decline in value that we believe is not temporary.

  Deferred Tax Assets. At March 31, 2005, we had net deferred tax assets of $12.6 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. A portion of our future tax benefits related to foreign tax credits has been reserved as it is more likely than not that they will not be realized. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the foreign tax credit, research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2005	2004	Change	2005	2004	Change

Net Revenues
Products	$ 27,634	$ 24,821	11%	$ 54,910	$ 47,236	16%
Services	7,863	6,626	19%	15,286	12,798	19%

Total net revenues	35,497	31,447	13%	70,196	60,034	17%

Cost of revenues:
Products	5,455	4,978	10%	11,195	9,422	19%
Services	4,977	4,072	22%	9,620	7,989	20%

Total cost of revenues	10,432	9,050	15%	20,815	17,411	20%

Gross profit	$ 25,065	$ 22,397	12%	$ 49,381	$ 42,623	16%
Gross profit %	70.6%	71.2%		70.3%	71.0%

Net Revenue

Revenues for the second quarter of fiscal year 2005 increased 13%, or $4.1 million, to $35.5 million from $31.4 million in the prior year's second quarter. The September 2004 acquisition of

Southbank accounted for $4.1 million of the revenue increase in the second quarter and the February 2005 acquisition of GeoBusiness accounted for $297 thousand. Product revenues, which include software, data and solutions, increased by $2.8 million, or 11%, and services revenue increased $1.2 million or 19%, compared to the second quarter of the prior year. The increase in product and services revenues was mainly due to the acquisition of Southbank and increased sales in our targeted vertical markets, including the public sector and retail. On a geographic basis, second quarter revenues in the Americas decreased $304 thousand, or 2%, compared to the same period a year ago, primarily due to decreased services revenue due to resource constraints in our Americas' services business, consolidation activity in the telecommunications industry, and longer purchasing cycles arising from expanded approval processes resulting from new Sarbanes-Oxley regulations. Europe, the Middle East, and Africa, or EMEA, revenues increased $3.8 million, or 34%, primarily due to Southbank and GeoBusiness, and revenues in the Asia-Pacific region increased $551 thousand, or 14%, when compared to the same period a year ago, primarily due to strong revenues in Australia. The strengthening of foreign currencies against the U.S. dollar added $554 thousand to the second quarter 2005 revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Revenues for the first half of fiscal year 2005 increased 17%, or $10.2 million, to $70.2 million from $60.0 million in the prior year's first half. The September 2004 acquisition of Southbank accounted for $8.0 million of the revenue increase in the first half and the February 2005 acquisition of GeoBusiness accounted for $297 thousand. Product revenues, which include software, data and solutions, increased by $7.7 million, or 16%, and services revenue increased $2.5 million or 19%, compared to the first half of the prior year. The increase in product and services revenues was mainly due to the acquisition of Southbank and increased revenue in our targeted vertical markets, including the public sector and retail. On a geographic basis, revenues for the first half of fiscal year 2005 in the Americas increased $75 thousand, or less than 1%, compared to the same period a year ago, primarily due to a 7% decline in services revenue resulting from resource constraints in our Americas' services business. Europe, the Middle East, and Africa, or EMEA, revenues increased $8.6 million, or 43%, primarily due to Southbank and GeoBusiness, and revenues in the Asia-Pacific region increased $1.5 million, or 20%, when compared to the same period a year ago, primarily due to strong revenues in Australia. The strengthening of foreign currencies against the U.S. dollar added $1.3 million to the first half of fiscal year 2005's revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenues as a percentage of revenues increased to 29.4% in the second quarter of fiscal year 2005 from 28.8% in the second quarter of fiscal year 2004. As a result, the gross margin in the second quarter of fiscal year 2005 decreased to 70.6% from 71.2% in the prior year's second quarter. The decrease in gross margin for the second quarter of fiscal year 2005 is primarily related to costs related to the amortization of intangibles of $308 thousand resulting from acquisitions.

Gross profit margin as a percentage of revenue that related to product revenue was 80.3% and 79.9%, in the second quarter of fiscal years 2005 and 2004, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 36.7% and 38.5%, in the second quarter of fiscal years 2005 and 2004, respectively.

Cost of revenues as a percentage of revenues increased to 29.7% in the first half of fiscal year 2005 from 29.0% in the first half of fiscal year 2004. As a result, the gross margin in the first half of fiscal year 2005 decreased to 70.3% from 71.0% in the prior year. The decrease in gross margin for the first half of fiscal year 2005 is primarily related to costs related to the amortization of intangibles resulting from acquisitions of $680 thousand.

Gross profit margin as a percentage of revenue that related to product revenue was 79.6% and 80.0%, in the first half of fiscal years 2005 and 2004, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 37.1% and 37.6%, in the first half of fiscal years 2005 and 2004, respectively.

Operating Expenses
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2005	2004	Change	2005	2004	Change

Research and development	$ 5,753	$ 5,379	7%	$ 11,483	$ 10,456	10%
Percentage of net revenues	16.2%	17.1%		16.4%	17.4%

Selling and marketing	$ 11,559	$ 10,337	12%	$ 23,106	$ 20,558	12%
Percentage of net revenues	32.6%	32.9%		32.9%	34.2%

General and administrative	$ 3,901	$ 3,824	2%	$ 7,807	$ 7,642	2%
Percentage of net revenues	11.0%	12.2%		11.1%	12.7%

Research and development

Research and development (R&D) expenses increased 7% to $5.8 million in the second quarter of fiscal year 2005 from $5.4 million in fiscal year 2004's second quarter. R&D expenses attributable to acquisitions were $474 thousand in the second quarter and the impact of the strengthening of foreign currencies versus the U.S. dollar added approximately $132 thousand. R&D headcount was 216 (inclusive of twenty-one Southbank employees) compared to 187 at the end of prior year's second quarter. As a percentage of net revenues, R&D expenses were 16.2% in the second quarter of fiscal year 2005 as compared with 17.1% in last year's comparable period.

Research and development (R&D) expenses increased 10% to $11.5 million in the first half of fiscal year 2005 from $10.5 million in fiscal year 2004's first half. R&D expenses attributable to acquisitions were $887 thousand to the fiscal year 2005's first half and the impact of the strengthening of foreign currencies versus the U.S. dollar increased R&D expenses for the first half of the fiscal year by approximately $297 thousand. As a percentage of net revenues, R&D expenses were 16.4% in the first half of fiscal year 2005 as compared with 17.4% in last year's comparable period.

Selling and marketing

Selling and marketing expenses increased $1.2 million or 12% in the second quarter of fiscal year 2005 to $11.6 million from $10.4 million in the prior year second quarter. Additional selling and marketing expenses attributable to acquisitions were $600 thousand. The effect of foreign currencies increased selling and marketing expense in the second quarter of fiscal year 2005 by approximately $221 thousand. In addition to the effects of acquisitions and foreign currency effects, in Europe selling and marketing expense also increased due to increased headcount. The Asia-Pacific region also experienced increased marketing and selling expenses in the second quarter primarily due to increased wages and effects of foreign currency. Offsetting the increases was a decrease in the Americas' selling and marketing expenses, primarily due to lower headcount and decreased variable compensation expense. Selling and marketing headcount was 275 (inclusive of twenty-eight Southbank and GeoBusiness employees) compared to 240 at the end of the prior year's second quarter. As a percentage of net revenues, selling and marketing expenses were 32.6% in the second quarter of fiscal year 2005 compared to 32.9% in the second quarter of fiscal year 2004.

Selling and marketing expenses increased $2.5 million or 12% in the first half of fiscal year 2005 to $23.1 million from $20.6 million in the prior year first half. Additional selling and marketing expenses in the first half that were attributable to acquisitions were $1.5 million. The effect of foreign currencies increased selling and marketing expense in the first half of fiscal year 2005 by approximately $621 thousand. In addition to the effects of acquisitions and foreign currency effects, in Europe selling and marketing expense also increased due to increased headcount. The Asia-Pacific region also experienced increased marketing and selling expenses in the first half primarily due to increased wages, increased costs incurred for user conferences and effects of foreign currency. Offsetting the increases was a decrease in the Americas' selling and marketing expenses, primarily due to lower headcount and decreased variable compensation expense. As a percentage of net revenues, selling and marketing expenses were 32.9% in the first half of fiscal year 2005 compared to 34.2% in the first half of fiscal year 2004.

General and administrative

General and administrative (G&A) expense increased 2% or $78 thousand in the second quarter of fiscal year 2005 to $3.9 million from $3.8 million in prior year's second quarter primarily as a result of acquisitions. The strengthening of foreign currencies increased fiscal year 2005's second quarter G&A expense by approximately $53 thousand. G&A headcount was 131 (inclusive of four Southbank and GeoBusiness employees) compared to 120 at the end of the fiscal year 2004's second quarter. As a percentage of net revenues, G&A expenses were 11.0% in the second quarter of fiscal year 2005 compared to 12.2% in the second quarter of fiscal year 2004.

General and administrative (G&A) expense increased 2% or $166 thousand in the first half of fiscal year 2005 to $7.8 million from $7.6 million in prior year's first half primarily as a result of acquisitions. As a percentage of net revenues, G&A expenses were 11.1% in the first half of fiscal year 2005 compared to 12.7% in the first half of fiscal year 2004.

Interest and Other Income (Expense), Net
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2005	2004	Change	2005	2004	Change

Interest and other income (expense), net	$ (124)	$ (1,067)	-88%	$ (1,338)	$ (1,116)	20%

Interest and other income (expense), net of ($124 thousand) for the second quarter of fiscal year 2005 was $943 thousand better than the prior year. This was mainly attributable to the losses in the prior year on the equity investment in Alps of $776 thousand and an additional investment reserve provision in the second quarter of the prior year of $222 thousand. The second quarter of fiscal year 2005 did not include any loss or write-down due to Alps since the entire investment balance was written-off in the prior quarter.

Interest and other income (expense), net of ($1.3 million) for the first half of fiscal year 2005 was $222 thousand higher than the prior year's first half. This was mainly attributable to the write-down of the remaining value of the equity investment in Alps of $1.2 million during the first quarter of fiscal year 2005 versus an expense related to the equity investment in Alps of approximately $1.0 million in the prior year's first half.

Provision for Income Taxes
(Dollars in thousands)

	Three months ended			Six months ended
	March 31,		%	March 31,		%

	2005	2004	Change	2005	2004	Change

Pre-tax income	$ 3,728	$ 1,790		$ 5,647	$ 2,851

Tax on Pre-tax income at 34% (2005) and 40% (2004)	1,267	717		1,920	1,141
Tax on Alps loss ($1,125 * 34%)	-	-		383	-
Alps deferred tax asset impairment	-	-		607	-
Foreign tax credit benefit due to the American Jobs Creation Act of 2004	-	-		(883)	-

Provision for income taxes	$ 1,267	$ 717	77%	$ 2,027	$ 1,141	78%

The income tax expense of $1.3 million in the second quarter of fiscal year 2005 is the tax effect of pretax income at approximately 34%. During the second quarter of fiscal year 2004 the tax expense of $717 thousand was 40% of pretax income.

The income tax expense of $2.0 million in the first half of fiscal year 2005 is the tax effect of pretax income at approximately 34% ($1.9 million), adjusted for the tax effect on the Alps Mapping loss which is not deductible ($383 thousand), the impairment of the deferred tax asset related to the Company's investment in Alps Mapping ($607 thousand) and an increase in the deferred tax asset from recognition of foreign tax credits as a result of the tax law changes made under the American Jobs Creation Act of 2004 ($883 thousand). During the first half of fiscal year 2004 the tax expense of $1.1 million was 40% of pretax income.

On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act contains two provisions that may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities (QPA) and Foreign Earnings Repatriation (FER). We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. We expect to be in a position to complete our evaluation and to record any resulting income taxes by the end of this fiscal year. While we are currently uncertain as to the impact of the Act on our annual tax rate, we do not anticipate the impact, if any, to be material.

Liquidity and Capital Resources

Our cash and short-term investments totaled $69.8 million at March 31, 2005 compared to $72.8 million at September 30, 2004. Our investment portfolio consisted primarily of short-term, investment grade marketable securities.

Operating Activities

Net cash from operating activities was $5.6 million for the first half of fiscal year 2005 compared to net cash from operating activities of $5.1 million for the same period in fiscal year 2004. Cash generated from operating activities in the first half of fiscal year 2005 resulted primarily from net income and the add-back of non-cash items affecting the net income, such as depreciation, amortization and loss on minority investments, offset by a reduction in liabilities.

Investing Activities

Net cash used for investing activities was $10.0 million during the first half of fiscal year 2005, which consisted of acquisition related payments of $8.3 million, fixed asset additions of $1.5 million, and capitalized translation costs of $295 thousand.

Financing Activities

Net cash from financing activities for the first half of fiscal year 2005 was $1.2 million, which consisted of cash received due to stock option exercises and ESPP purchases totaling $1.9 million, offset by debt and lease payments of $655 thousand.

Contractual Obligations

The following table summarized our contractual obligations as of March 31, 2005 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 487	$ 145	$ 342	$ -	$ -
Other long-term debt	16,087	1,173	1,413	630	12,871
Scheduled interest expense	7,125	1,033	1,906	1,793	2,393
Operating leases	28,254	4,574	8,438	7,857	7,385

Total Contractual Obligations	$ 51,954	$ 6,925	$ 12,099	$ 10,280	$ 22,650

During fiscal 2004, we entered into an agreement with another bank for a $15.0 million credit facility that expires on September 28, 2005. As of March 31, 2005, there were no outstanding borrowings under this credit facility. This credit facility contains certain financial covenants with which we are in compliance.

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

Off Balance Sheet Arrangements

During the second quarter of fiscal year 2005, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities, material trading activities in non-exchange traded commodity contracts, or material transactions with person or entities that benefit from their non-independent relationship with us.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share- Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. Currently we account for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt the standard in the first quarter of fiscal year 2006. We are currently assessing the impact that this statement will have on our consolidated financial position and results of operations. Due to the number of expected outstanding unvested stock options as of October 1, 2005, we expect to incur material compensation expense after October 1, 2005 as the options vest.

Factors Affecting Future Performance

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We have incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003, all four quarters of fiscal year 2004, and the first two quarters of our current fiscal year, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development, selling, marketing, and general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

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

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 63% of our revenues in the second quarter and approximately 60% in the first half of fiscal year 2005. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 50% of our revenues in the second quarter and approximately 46% of first half revenues in fiscal year 2005 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We may never realize the anticipated benefits of our acquisitions and investments. We have made a number of acquisitions and investments, including our February 2005 acquisition of GeoBusiness Solutions Limited, our September 2004 acquisition of Southbank Systems Limited, and our January 2003 acquisition of Thompson Site Selection Research, Inc. A key part of our growth strategy is to engage in acquisitions; therefore, we continue to review future acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, but not limited to:

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

In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business, including goodwill. We cannot assure you that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

Consolidations in the telecommunications industry may adversely impact our business. The telecommunications industry has recently experienced significant consolidation and this trend is expected to continue. These consolidations could result in delays in purchasing decisions by the merged companies and/or reduced demand for our products and services to the merged companies. As a result, our revenues from the telecommunications vertical market could continue to be increasingly dependent on a smaller number of telecommunications companies. The loss of, or a decreased role with, a significant customer due to industry consolidation may negatively impact our operating results and financial condition.

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

Our recent growth in our services revenue may not prove to be sustainable or profitable. We have increased our services business with the acquisitions of Thompson during fiscal year 2003 and GeoBusiness during fiscal year 2005. As a result, services revenue now comprises over 20% of total revenue. We cannot assure you that we will be able to increase or to maintain this level of services revenue. Loss of any large customer in the services business could have an adverse impact on our financial condition or results of operations. In addition, our gross margins on services revenues have historically been lower than our gross margins on product sales. Furthermore, in those cases where we enter into service agreements with our customers, some of these service agreements are short-term contracts and permit our customers to terminate their agreements with us at their election.

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

Our earnings may be impacted by the new accounting pronouncement requiring expensing of stock issued to employees. We use stock options and other long-term equity incentives as a fundamental component of our employee compensation. We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The FASB has issued SFAS No. 123(R), "Share-Based Payment" that changes the accounting treatment for grants of options, sale of shares under equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain calculation methods that approximate fair value on the grant date, and to record those values as compensation expense in our income statement. We will be required to expense all outstanding non-vested stock options with the beginning of our next fiscal year on October 1, 2005 and stock options and other applicable equity instruments issued to employees on or after October 1, 2005. Due to the significant number of expected outstanding unvested stock options as of October 1, 2005, we expect to incur material compensation expense after October 1, 2005 as those options vest. We may decide to change our stock based compensation plan strategy for future grants. This could affect our ability to retain existing employees and to attract qualified candidates.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. During the quarter ended December 31, 2004, we wrote-off the remaining value of our 49% equity investment in Alps. (See Note 9 to the Notes to Financial Statements). As of March 31, 2005, we had approximately $45.4 million in goodwill, $10.4 million in other intangible assets and $1.1 million in investments. We recognized approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004 and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

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

Market volatility may affect our stock price, and the value of our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to March 31, 2005, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Provisions of our charter documents and Delaware General Corporation Law may deter a change of our control, which may affect our stockholders. Certain provisions of our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved second quarter revenue growth by approximately $554 thousand, or 2 percentage points, and improved the fiscal year 2005's first half revenue growth by approximately $1.3 million compared to the prior year's comparable periods. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $45.0 million (which approximates the average amount invested in these securities during the first half of fiscal year 2005), each 1-percentage point decrease in the applicable interest rate would result in a $450 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make a principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of March 31, 2005 was $1.4 million. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

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

At March 31, 2005 the fair value of the swap agreement, which represents the cash the Company would receive or pay to settle the agreement, was a receivable of $76 thousand and at September 30, 2004, the fair value was a payable of $397 thousand. As of March 31, 2004, the current portion of $10 thousand was included on the balance sheet under the caption Other Current Assets and the long-term portion of $66 thousand was included on the balance sheet under the caption Investments and Other Assets. As of September 30, 2004, the current portion of $48 thousand was included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $349 thousand was included under the caption Other Long-term Liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

The Company recognized interest expense related to the swap of $70 thousand and $167 thousand for the three and six months ended March 31, 2005, respectively, and $128 thousand and $259 thousand for the three and six months ended March 31, 2004, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MapInfo Corporation
Part II. Other Information

Item 1. Legal Proceedings

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. Although, the Company is vigorously defending against all claims, there can be not assurance that the Company will prevail.

The Company is also party to other legal proceedings, none of which it believes is material.

MapInfo Corporation
Part II. Other Information (continued)

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 17, 2005, the following proposals were adopted by the vote specified below:

	For	Against	Withheld	Abstentions
Election of Directors:
Mark P. Cattini	15,360,477		4,119,925
John C. Cavalier	15,366,102		4,114,300
Joni Kahn	18,292,721		1,187,681
Thomas L. Massie	14,302,181		5,178,221
Robert P. Schechter	18,808,775		671,627
Simor J. Orebi Gann	18,865,837		614,565

Amendment to the 1993 Employee Stock Purchase Plan	14,139,985	230,199		182,324
The shares authorized under the 1993 Employee Stock Purchase Plan were increased from 2,212,500 to 2,512,500 shares.

Approval of the Company's 2005 Stock Incentive Plan	10,603,505	3,760,713		188,290
Approved the adoption of the Company's 2005 Stock Incentive Plan.

Ratification of PricewaterhouseCoopers LLP	19,256,068	209,299		15,035
The stockholders ratified the selection of Pricewaterhouse Coopers LLP as the Company's independent auditors for the current fiscal year.

Item 5. Other Information

On May 6, 2005, MapInfo Corporation (the "Company") entered into identical amendments to the employment agreements with each of the following executive officers of the Company: Mark P. Cattini, President and Chief Executive Officer; John C. Cavalier, Chairman; Michael J. Hickey, Chief Operating Officer; K. Wayne McDougall, Vice President and Chief Financial Officer; George Moon, Chief Technology Officer; and Bert C. Tobin, Executive Vice President of Human Resources. The amendments are intended only to clarify the amount of severance paid to each executive under the employment agreement in the event of termination of employment for Good Reason (as defined in the employment agreement) and upon a change in control of the Company.

MapInfo Corporation
Part II. Other Information (continued)

Item 5. Other Information (continued)

In accordance with each amendment, in the event of termination of employment for Good Reason, the executive will receive "a lump sum payment equivalent to his highest annual remuneration (consisting of base salary and actual incentive compensation) achieved during the immediately preceding three-year period", and in the event of termination of employment upon a change in control of the Company, the executive will receive "a lump-sum payment equivalent to two times his highest annual remuneration (consisting of base salary and actual incentive compensation) achieved during the immediately preceding five-year period". The amendments for each of these executive officers are included as exhibits to this Form 10-Q.

Item 6.     Exhibits

See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: May 9, 2005	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit

10.1	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Mark P. Cattini.

10.2	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and John C. Cavalier.

10.3	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Michael J. Hickey.

10.4	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and K. Wayne McDougall.

10.5	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and George Moon.

10.6	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Bert C. Tobin.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).