Form 10-Q
period 2005-06-30
MAPINFO CORP
filed 2005-08-08
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 1, 2005 was 20,672,230.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2005

INDEX

Part I.     Financial Information
Item 1.     Consolidated Financial Statements

MapInfo Corporation and Subsidiaries
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended June 30		Ended June 30

	2005	2004	2005	2004

Net revenues:
Products	$ 29,852	$ 25,293	$ 84,762	$ 72,529
Services	9,073	6,836	24,359	19,634

Total net revenues	38,925	32,129	109,121	92,163

Cost of revenues:
Products	6,133	4,665	17,328	14,087
Services	5,707	4,111	15,327	12,100

Total cost of revenues	11,840	8,776	32,655	26,187

Gross profit	27,085	23,353	76,466	65,976

Operating expenses:
Research and development	6,051	5,418	17,534	15,874
Selling and marketing	12,670	10,771	35,776	31,329
General and administrative	4,144	3,782	11,951	11,424

Total operating expenses	22,865	19,971	65,261	58,627

Operating income	4,220	3,382	11,205	7,349
Interest income	528	266	1,292	476
Interest expense	(300)	(294)	(879)	(875)
Other expense, net	(358)	(682)	(1,881)	(1,427)

Interest and other expense, net	(130)	(710)	(1,468)	(1,826)

Income before provision for income taxes	4,090	2,672	9,737	5,523
Provision for income taxes	1,392	1,068	3,419	2,209

Net income	$ 2,698	$ 1,604	$ 6,318	$ 3,314

Earnings per share:
Basic	$ 0.13	$ 0.08	$ 0.31	$ 0.19
Diluted	$ 0.13	$ 0.08	$ 0.30	$ 0.19

Weighted average shares outstanding:
Basic	20,652	20,160	20,499	17,192
Diluted	21,270	20,742	21,138	17,775

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)	June 30,	September 30,
	2005	2004

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 27,720	$ 22,486
Restricted cash	855	-
Short-term investments, at cost	40,725	50,347

Total cash and short-term investments	69,300	72,833
Accounts receivable, less allowance of $1,812 and $1,824
at June 30, 2005 and September 30, 2004, respectively	31,402	27,792
Inventories	673	494
Deferred income taxes	1,033	1,013
Other current assets	3,594	3,263

Total current assets	106,002	105,395
Property and equipment - net	25,519	25,906
Product development costs - net	282	374
Deferred income taxes	13,777	14,160
Goodwill - net	47,891	44,592
Other intangible assets - net	11,243	10,891
Investments and other assets	947	1,527

Total assets	$ 205,661	$ 202,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,373	$ 1,301
Accounts payable	3,056	3,512
Accrued liabilities	19,684	26,413
Deferred revenue	19,656	17,436
Income taxes payable	2,199	1,995

Total current liabilities	45,968	50,657
Long-term debt	14,606	15,590
Deferred income taxes, long-term	2,497	2,417
Deferred revenue, long-term	145	340
Other long-term liabilities	333	348

Total liabilities	63,549	69,352

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	41	41
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	103,408	100,838
Retained earnings	37,166	30,848
Accumulated other comprehensive income	1,497	1,766

Total stockholders' equity	142,112	133,493

Total liabilities and stockholders' equity	$ 205,661	$ 202,845

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Cash Flows Statements
(in thousands)
(unaudited)

	Nine months
	Ended June 30,

	2005	2004

Cash flows from (used for) operating activities
Net income	$ 6,318	$ 3,314
Depreciation and amortization	5,205	4,600
Allowance for accounts receivable	(75)	(327)
Tax benefit from option exercises	443	331
Loss on minority investments	1,126	1,877
Provision for deferred income taxes	455	1,368
Changes in operating assets and liabilities:
Accounts receivable	(2,445)	99
Inventories	(20)	(19)
Other current assets	(231)	(457)
Accounts payable and accrued liabilities	(1,232)	(500)
Deferred revenue	844	351
Income taxes	36	(503)

Net cash from operating activities	10,424	10,134

Cash flows from (used for) investing activities
Additions to property and equipment	(2,201)	(1,656)
Capitalized translation costs	(367)	(693)
Acquisition of businesses and technology	(13,035)	(5,229)
Short-term investments, net	9,622	(23,643)

Net cash used for investing activities	(5,981)	(31,221)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(989)	(1,064)
Proceeds from secondary common stock offering	-	44,233
Proceeds from exercise of stock options and ESPP purchases	2,128	1,985

Net cash from financing activities	1,139	45,154

Effect of exchange rates on cash and cash equivalents	507	948

Net change in cash and equivalents	6,089	25,015
Cash and equivalents, beginning of period	22,486	20,153

Cash and equivalents, end of period	$ 28,575	$ 45,168

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

2.  Stock Based Compensation (continued)

The following table summarizes the proforma operating results of the Company had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	Three months ended June 30,		Nine months ended June 30,

	2005	2004	2005	2004

(In thousands, except per share data)
Net income, as reported	$ 2,698	$ 1,604	$ 6,318	$ 3,314
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
method for all awards	(602)	(703)	(1,977)	(1,987)

Proforma net income	$ 2,096	$ 901	$ 4,341	$ 1,327

Earnings per share:
Basic, as reported	$ 0.13	$ 0.08	$ 0.31	$ 0.19
Diluted, as reported	$ 0.13	$ 0.08	$ 0.30	$ 0.19
Basic, proforma	$ 0.10	$ 0.04	$ 0.21	$ 0.08
Diluted, proforma	$ 0.10	$ 0.04	$ 0.21	$ 0.07

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 2005 and 2004.

	Three months ended June 30,		Nine months ended June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)

Net income	$ 2,698	$ 1,604	$ 6,318	$ 3,314

Weighted average shares for basic EPS	20,652	20,160	20,499	17,193
Effect of dilutive stock options	618	582	639	582

Weighted average shares and assumed exercise
of stock options for diluted EPS	21,270	20,742	21,138	17,775

Basic EPS	$ 0.13	$ 0.08	$ 0.31	$ 0.19
Diluted EPS	$ 0.13	$ 0.08	$ 0.30	$ 0.19

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

3.  Earnings Per Share (EPS) (continued)

The impact of outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock was anti-dilutive and therefore excluded from the calculation. Outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock for the three and nine months ended June 30, 2005 were 933 thousand shares and 912 thousand shares, respectively and 929 thousand shares and 689 thousand shares for the three and nine months ended June 30, 2004, respectively.

4.  Comprehensive Income

Comprehensive income was as follows:

	Three months ended,		Nine months ended,
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)

Net income	$ 2,698	$ 1,604	$ 6,318	$ 3,314
Derivative valuation adjustment	(460)	894	14	719
Change in accumulated translation adjustments	(1,418)	(638)	(283)	574

Total comprehensive income	$ 820	$ 1,860	$ 6,049	$ 4,607

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

5.  Derivative Instruments and Hedging Activities (continued)

At June 30, 2005, the fair value of the swap agreement, which represents the cash the Company would pay to settle the agreement, was $384 thousand and at September 30, 2004, the fair value was $397 thousand. As of June 30, 2005, the current portion of $51 thousand was included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $333 thousand was included on the balance sheet under the caption Other Long-term Liabilities. As of September 30, 2004, the current portion of $48 thousand was included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $349 thousand was included under the caption Other Long-term Liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $56 thousand and $223 thousand for the three and nine months ended June 30, 2005, respectively, and $129 thousand and $388 thousand for the three and nine months ended June 30, 2004, respectively.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

6.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three and nine months ended June 30, 2005 and 2004, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended		Nine months ended
	June 30,		June 30,

	2005	2004	2005	2004

Net revenues:	(in thousands)		(in thousands)
Americas	$ 18,791	$ 18,597	$ 51,749	$ 51,480
EMEA	13,519	8,818	42,150	28,818
Asia-Pacific	6,615	4,714	15,222	11,865

Total net revenues	$ 38,925	$ 32,129	$ 109,121	$ 92,163

Operating income:
Americas	$ 3,874	$ 5,777	$ 10,808	$ 13,443
EMEA	3,883	2,096	13,308	9,186
Asia-Pacific	3,094	2,057	6,221	4,767
Corporate adjustments:
R&D	(3,772)	(3,564)	(10,986)	(10,642)
Marketing	(1,547)	(1,725)	(4,499)	(5,557)
G&A	(1,312)	(1,259)	(3,647)	(3,848)

Total operating income	$ 4,220	$ 3,382	$ 11,205	$ 7,349

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

7.  Commitments and Contingencies

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 2.25%, with a 3.50% minimum, is payable monthly. As described in Note 5 above, the Company has entered into an interest rate swap agreement to convert this variable rate mortgage loan to a fixed rate. As of June 30, 2005 and September 30,

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies (continued)

2004, the outstanding balance due on this mortgage loan was $14.3 million and $14.5 million, respectively.

Credit Facilities. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of June 30, 2005 and September 30, 2004 was $1.2 million and $1.9 million, respectively. In addition, during fiscal year 2005, the Company entered into an agreement with this commercial bank to provide a revolving credit facility for up to $15.0 million that expires on March 31, 2010. As of June 30, 2005, there were no outstanding borrowings under this revolving credit facility.

During fiscal year 2004, the Company entered into an agreement with another bank to provide a credit facility for up to $15.0 million that expires on September 28, 2005. As of June 30, 2005 and September 30, 2004, there were no outstanding borrowings under this credit facility.

Legal Proceedings. On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. Although, the Company is vigorously defending against all claims, there can be no assurance that the Company will prevail.

The Company is also party to other legal proceedings, none of which it believes is material to its balance sheet, income statement, or cash flow.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142 during the second quarter of fiscal year 2005, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2004. As a result of these annual tests, there was no indication of impairment.

The balance of goodwill at September 30, 2004 was $44.6 million. During the nine months ended June 30, 2005, goodwill increased by $3.3 million. Additional goodwill recorded during the current fiscal year included: $3.3 million related to the purchase of MarkeTech Systems, Inc. in June 2005 (See Note 11 below); $867 thousand in goodwill related to the purchase of GeoBusiness Solutions Limited in February 2005 (See Note 11 below); additional goodwill related to the September 2004 acquisition of Southbank Systems (See Note 11 below) $128 thousand; and the strengthening in foreign currencies versus the U.S. dollar increased goodwill by $319 thousand. These increases were primarily offset by a write-off of the remaining value of the Company's forty-nine percent equity investment in Alps Mapping Co. Ltd. ("Alps"), which included goodwill of $1.3 million. As a result, the goodwill balance at June 30, 2005 was $47.9 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
June 30, 2005	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 6,978	$ 2,482	$ 17	$ 4,513	3-8 years
Customer intangibles	8,742	4,210	(12)	4,520	4-10 years
Trademarks	2,183	10	2	2,175	Indefinite-2 years
Other	346	311	-	35	3 years

Total	$ 18,249	$ 7,013	$ 7	$ 11,243

		Accumulated	Effect of		Amortization
September 30, 2004	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 6,130	$ 1,896	$ -	$ 4,234	4-8 years
Customer intangibles	7,731	3,289	-	4,442	5-10 years
Trademarks	2,135	-	-	2,135	Indefinite
Other	346	266	-	80	3 years

Total	$ 16,342	$ 5,451	$ -	$ 10,891

Amortization of purchased intangible assets for the three and nine months ended June 30, 2005 was $471 thousand and $1.5 million, respectively. Amortization of purchased intangible assets for the three and nine months ended June 30, 2004 was $295 thousand and $925 thousand,

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets (continued)

respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

The estimated annual amortization expense of purchased intangible assets for fiscal year 2005 and beyond is as follows (in thousands):

Fiscal year	Amount

2005	$ 2,070
2006	2,134
2007	2,134
2008	1,770
2009	1,336
Thereafter	1,218

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

10.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share- Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. The statement also requires the tax benefit associated with these share-based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt the standard in the first quarter of fiscal year 2006. Due to the number of expected outstanding unvested stock options as of October 1, 2005, the Company expects to incur material compensation expense after October 1, 2005 as the outstanding options vest.

11.  Acquisitions

MarkeTech Systems, Inc.
On June 2, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of MarkeTech Systems, Inc. ("MarkeTech"), a privately held company headquartered in Raleigh, North Carolina. MarkeTech is a provider of software, data, and services for use by retail banks to enhance branch network sales and profitability. The purchase price was $5.7 million, subject to a working capital adjustment based upon the closing balance sheet. In addition, the Company may pay up to $2.0 million in contingent consideration to MarkeTech based on MarkeTech's profitability over the first year following the closing. The purchase was completed with $5.7 million in cash on hand, of which $855 thousand is included in the Company's June 30, 2005 Consolidated Balance Sheet as "Restricted Cash." This represents the amount being held in escrow pursuant to the acquisition agreement, of which $285 thousand secures the working capital adjustment that will be finalized 120 days after closing, and $570 thousand secures the indemnification obligations of the seller for 18 months after closing.

As of June 30, 2005, goodwill recorded as a result of the acquisition was $3.3 million, subject to further adjustment. Intangibles assets acquired, other than goodwill, totaled $1.2 million, subject to further adjustment. Intangible assets, including goodwill, are subject to a valuation analysis being conducted by an independent third party, which will be completed during the Company's

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

11.  Acquisitions (continued)

fourth quarter. Any adjustments made as a result of the valuation analysis would be reflected in the Company's balance sheet at September 30, 2005. Of the $1.2 million of acquired intangible assets, management has estimated approximately $608 thousand as technology intangibles (5-year estimated weighted average useful life), and $608 thousand as customer intangibles (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, the Company has included the results of operations in the financial statements effective June 2, 2005. The pro forma effects of the MarkeTech acquisition on the Company's income statement and balance sheet were not material. Twenty-three employees of MarkeTech became employees of MapInfo upon the acquisition.

GeoBusiness Solutions Limited
On February 21, 2005, through its wholly owned subsidiary, MapInfo UK Limited, the Company completed the acquisition of all of the outstanding shares of GeoBusiness Solutions Limited ("GeoBusiness"), a privately held company based in Wendover, Buckinghamshire, United Kingdom ("UK"). GeoBusiness provides an established offering of specialist products and consultancy services in site location and customer analytics in the UK, particularly for the retail and leisure property markets. The initial purchase price, including acquisition related expenses, was ₤1.1million, or approximately $2.0 million, and was financed with cash on hand. In addition, the Company may pay up to ₤1.0 million, or approximately $1.9 million, in contingent consideration based on GeoBusiness' profitability over fiscal years 2005 and 2006. The total of GeoBusiness' net assets acquired by the Company was ₤265 thousand or approximately $500 thousand.

As of June 30, 2005, goodwill recorded as a result of the acquisition was ₤460 thousand or approximately $867 thousand. Intangibles assets acquired, other than goodwill, totaled ₤360 thousand, or approximately $650 thousand. Of the ₤360 thousand, or approximately $650 thousand of acquired intangible assets, ₤210 thousand or $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), ₤125 thousand or $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and ₤25 thousand or $48 thousand as trademarks (2-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, the Company has included the results of operations in the financial statements effective February 21, 2005. The pro forma effects of the GeoBusiness acquisition on the Company's income statement and balance sheet were not material. Twenty-one employees of GeoBusiness became employees of MapInfo upon the acquisition.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

11.  Acquisitions (continued)

Southbank Systems Limited
On September 7, 2004, through its wholly owned subsidiary, MapInfo UK Limited, the Company completed the acquisition of the outstanding shares of Southbank Systems Limited ("Southbank"), a privately held company headquartered in Chatham, England. Southbank is a provider of infrastructure management software and services solutions for the public sector in the United Kingdom and the Asia-Pacific region. Southbank also has operations in Scotland, Australia, and New Zealand. The purchase price was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset adjustment. In October 2004, the Company paid an additional ₤3.2 million, or approximately $5.7 million, in cash, as a preliminary net asset adjustment. The acquisition has strengthened our offering to the public sector, one of our targeted vertical markets. As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. Southbank's results of operations have been included in our consolidated financial statements since the date of acquisition. Seventy-one employees of Southbank became employees of ours upon the acquisition.

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

12.  Income Taxes

On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act contains two provisions that may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities (QPA) and Foreign Earnings Repatriation (FER). We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provides additional clarifying language on key elements of the Act. We expect to be in a position to complete our evaluation and to record any resulting income taxes by the end of this fiscal year. While we are currently uncertain as to the impact of the Act on our annual tax rate, we do not anticipate the impact, if any, to be material.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(unaudited)

13.  Revision in the Classification of Securities

In connection with the preparation of this report, management concluded that it was appropriate to classify its various auction rate investments as Short-term investments, at cost. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as Short-term investments, at cost on its Consolidated Balance Sheet as of September 30, 2004. The Company has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the period ended June 30,2004, to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period. The amount of securities that were reclassified totaled $11.8 million in the September 30, 2004 Consolidated Balance Sheet and $26.6 million in the June 30, 2004 Consolidated Statement of Cash Flow.

Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their state contractual maturities, we have the ability to quickly liquidate these securities. Therefore, we have classified these securities as available for sale. As a result, we have no cumulative gross unrealized or realized holding gains or losses from our Short-term investments. All income generated from these Short-term investments is recorded as interest income.

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

Our standards-based Envinsa™ enterprise location platform allows organizations to rapidly build location-based applications, which they can provide to their customers as well as use internally in their own organizations. Envinsa was designed to be a single platform combining different components of location intelligence functionality. Envinsa is modular in nature, meaning that enterprises and organizations can deploy and use pieces of the platform, depending on their needs. Envinsa scales to support large enterprises with thousands of users and is designed to integrate with existing IT systems. In addition to this platform, our set of core capabilities consisting of mapping tools, geocoding tools and routing tools can be licensed in the form of discrete products. We also offer data sets to our customers. Some data that is used in our solutions, such as addresses, area codes or postal codes, already exists in corporate databases. However, in many cases customers choose to use our data sets, which are more granular and sophisticated. We also offer consulting and analytical services to customers in order to help them build predictive models for, and generate answers to, location-oriented problems.

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

Our focus is on targeted vertical markets, where we believe we can build on our domain expertise and location is critical to helping customers achieve their strategic objectives. These vertical markets include telecommunications, retail, the public sector and financial services, which includes insurance. For the third quarter of fiscal year 2005, the public sector represented approximately 33 percent, retail approximately 22 percent, telecommunications approximately 16 percent, and financial services, which includes insurance, approximately 9 percent of total revenues.

We have established teams that bring together sales, marketing, services, and product management by vertical market. With this structure, we believe we will deepen long-standing customer relationships, create new customer relationships, and enhance our expertise in target markets and focused solutions.

Southbank Acquisition

On September 7, 2004, through our wholly owned subsidiary, MapInfo UK Limited, we completed the acquisition of the outstanding shares of Southbank Systems Limited ("Southbank"), a privately held company headquartered in Chatham, England. Southbank is a provider of infrastructure management software and services solutions for the public sector in the United Kingdom and the Asia-Pacific region. Southbank also has operations in Scotland, Australia and New Zealand. The purchase price was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset adjustment. In October 2004, we paid an additional ₤3.2 million, or approximately $5.7 million, in cash, as a preliminary net asset adjustment. The acquisition has strengthened our offering to the public sector, one of our targeted vertical markets. As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. Southbank's results of operations have been included in our consolidated financial statements since the date of acquisition. Seventy-one employees of Southbank became employees of ours upon the acquisition.

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

GeoBusiness Acquisition

On February 21, 2005, through our wholly owned subsidiary, MapInfo UK Limited, we completed the acquisition of all of the outstanding shares of GeoBusiness Solutions Limited

("GeoBusiness"), a privately held company based in Wendover, Buckinghamshire, United Kingdom ("UK"). GeoBusiness provides an established offering of specialist products and consultancy services in site location and customer analytics in the UK, particularly for the retail and leisure property markets. The initial purchase price, including acquisition related expenses, was ₤1.1 million, or approximately $2.0 million, and was financed with cash on hand. In addition, we may pay up to ₤1.0 million, or approximately $1.9 million, in contingent consideration based on GeoBusiness' profitability over fiscal years 2005 and 2006. The total of GeoBusiness' net assets acquired by us was ₤265 thousand or approximately $500 thousand.

As of June 30, 2005, goodwill recorded as a result of the acquisition was ₤460 thousand or approximately $867 thousand. Intangibles assets acquired, other than goodwill, totaled ₤360 thousand, or approximately $650 thousand. Of the ₤360 thousand, or approximately $650 thousand, of acquired intangible assets, ₤210 thousand, or $403 thousand, has been identified as customer-related intangibles (4-year estimated weighted average useful life), ₤125 thousand, or $240 thousand, has been identified as technology-related intangibles (3-year estimated weighted average useful life), and ₤25 thousand, or $48 thousand, as trademarks (2-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective February 21, 2005. The pro forma effects of the GeoBusiness acquisition on our income statement and balance sheet were not material. Twenty-one employees of GeoBusiness became employees of ours upon the acquisition.

MarkeTech Systems, Inc.

On June 2, 2005, we acquired substantially all of the assets and assumed certain liabilities of MarkeTech Systems, Inc., ("MarkeTech"), a privately held company headquartered in Raleigh, North Carolina. MarkeTech is a provider of software, data, and services for use by retail banks to enhance branch network sales and profitability. The purchase was completed with $5.7 million in cash on hand, of which $855 thousand is included in our June 30, 2005 Consolidated Balance Sheet as "Restricted Cash." This represents the amount being held in escrow pursuant to the acquisition agreement, of which $285 thousand secures the working capital adjustment that will be finalized 120 days after closing, and $570 thousand secures the indemnification obligations of the seller for 18 months after closing.

As of June 30, 2005, goodwill recorded as a result of the acquisition was $3.3 million, subject to further adjustment. Intangibles assets acquired, other than goodwill, totaled $1.2 million, subject to further adjustment. Intangible assets, including goodwill, are subject to a valuation analysis being conducted by an independent third party, which will be completed during our fourth quarter. Any adjustments made as a result of the valuation analysis would be reflected in our balance sheet as of September 30, 2005. Of the $1.2 million of acquired intangible assets, management has estimated approximately $608 thousand as technology intangibles (5-year estimated weighted average useful life), and $608 thousand as customer intangibles (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 2, 2005. The pro forma effects of the MarkeTech acquisition on our income statement and balance sheet were not material. Twenty-three employees of MarkeTech became employees of ours upon the acquisition.

Sources of Revenue

We derive our revenue from product licenses (software and data) and services fees. We also derive revenue from annual maintenance fees on both our software and data products. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors and OEMs.

Revenues generated in the United States represented approximately 40% of our total revenues for the third quarter of fiscal year 2005 and for the first nine months of fiscal year 2005. As of June 30, 2005, we had offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden, China, Singapore, New Zealand, and The Netherlands.

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

Deferred Revenue

At June 30, 2005, we had deferred revenue of approximately $19.8 million, primarily consisting of revenue related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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
  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements consist primarily of perpetual product licenses sold with 1-year maintenance arrangements. The maintenance arrangements are primarily sold separately from or as a premium to the product license fee and accordingly, vendor specific objective evidence ("VSOE") is determinable. The fair value used to allocate revenue to the elements is based on VSOE of fair values of the elements. In general, revenue related to post-contract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. Revenue from customer training, business consulting services, analytical services and systems integration and custom application development is generally recognized when the service is performed.
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
  Goodwill Impairment. Effective October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, we do not amortize goodwill. We test goodwill and indefinite lived assets for impairment on an annual basis or when a triggering event occurs and write down goodwill if it is determined that the asset has been impaired. Management's determination of impairment is based on estimates of future cash flows.
  Deferred Tax Assets. At June 30, 2005, we had net deferred tax assets of $12.3 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. A portion of our future tax benefits related to foreign tax credits has been reserved as it is more likely than not that they will not be realized. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the foreign tax credit, research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2005	2004	Change	2005	2004	Change

Net Revenues
Products	$ 29,852	$ 25,293	18%	$ 84,762	$ 72,529	17%
Services	9,073	6,836	33%	24,359	19,634	24%

Total net revenues	38,925	32,129	21%	109,121	92,163	18%

Cost of revenues:
Products	6,133	4,665	31%	17,328	14,087	23%
Services	5,707	4,111	39%	15,327	12,100	27%

Total cost of revenues	11,840	8,776	35%	32,655	26,187	25%

Gross profit	$ 27,085	$ 23,353	16%	$ 76,466	$ 65,976	16%
Gross profit %	69.6%	72.7%		70.1%	71.6%

Net Revenue

Revenues for the third quarter of fiscal year 2005 increased 21%, or $6.8 million, to $38.9 million from $32.1 million in the prior year's third quarter. The September 2004 acquisition of Southbank, the February 2005 acquisition of GeoBusiness, and the June 2005 acquisition of MarkeTech, which we collectively refer to as the acquisitions, accounted for $4.2 million of the revenue increase in the third quarter. Product revenues, which include software, data, and solutions, increased by $4.6 million, or 18%, and services revenue increased $2.2 million or 33%, compared to the third quarter of the prior year. The increase in product and services revenues was mainly due to the acquisitions and increased sales in our targeted vertical markets, including the public sector and retail. On a geographic basis, third quarter revenues in the Americas increased $194 thousand, or 1%. EMEA revenues increased $4.7 million, or 53%, primarily due to the Southbank and GeoBusiness acquisitions. Revenues in the Asia-Pacific region increased $1.9 million, or 40%, when compared to the same period a year ago, primarily due to strong revenues in Australia. The strengthening of foreign currencies against the U.S. dollar added $714 thousand to the third quarter 2005 revenue compared to the prevailing exchange rates in the comparable period from the prior year.

Revenues for the first nine months of fiscal year 2005 increased 18%, or $17.0 million, to $109.1 million from $92.2 million in the prior year's first nine months. Acquisitions accounted for $12.5 million of the revenue increase in the first nine months. Product revenues, which include software, data, and solutions, increased by $12.2 million, or 17%, and services revenue increased $4.7 million or 24%, compared to the first nine months of the prior year. The increase in product and services revenues was mainly due to the acquisitions and increased revenue in our targeted vertical markets, including the public sector and retail. On a geographic basis, revenues for the first nine months of fiscal year 2005 in the Americas increased $269 thousand, or 1%, compared to the same period a year ago. Europe, the Middle East, and Africa, or EMEA, revenues increased $13.3 million, or 46%, primarily due to the Southbank and GeoBusiness acquisitions, and revenues in the Asia-Pacific region increased $3.4 million, or 28%, when compared to the same period a year ago, primarily due to strong revenues in Australia. The strengthening of foreign currencies against the U.S. dollar added $2.1 million to revenue for the first nine months of fiscal year 2005 compared to the prevailing exchange rates in the comparable period from the prior year.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenues as a percentage of revenues increased to 30.4% in the third quarter of fiscal year 2005 from 27.3% in the third quarter of fiscal year 2004. As a result, the gross margin in the third quarter of fiscal year 2005 decreased to 69.6% from 72.7% in the prior year's third quarter. The decrease in gross margin for the third quarter of fiscal year 2005 is primarily related to increased costs due to acquisitions, including the amortization of intangibles of $393 thousand resulting from acquisitions.

Gross profit margin as a percentage of revenue that related to product revenue was 79.5% and 81.6%, in the third quarter of fiscal years 2005 and 2004, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 37.1% and 39.9%, in the third quarter of fiscal years 2005 and 2004, respectively.

Cost of revenues as a percentage of revenues increased to 29.9% in the first nine months of fiscal year 2005 from 28.4% in the first nine months of fiscal year 2004. As a result, the gross margin in the first nine months of fiscal year 2005 decreased to 70.1% from 71.6% in the prior year. The decrease in gross margin for the first nine months of fiscal year 2005 is primarily related to costs related to the acquisitions, including amortization of intangibles of $1.1 million.

Gross profit margin as a percentage of revenue that related to product revenue was 79.6% and 80.6%, in the first nine months of fiscal years 2005 and 2004, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 37.1% and 38.4%, in the first nine months of fiscal years 2005 and 2004, respectively.

Operating Expenses
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2005	2004	Change	2005	2004	Change

Research and development	$ 6,051	$ 5,418	12%	$ 17,534	$ 15,874	10%
Percentage of net revenues	15.5%	16.9%		16.1%	17.2%

Selling and marketing	$ 12,670	$ 10,771	18%	$ 35,776	$ 31,329	14%
Percentage of net revenues	32.5%	33.5%		32.8%	34.0%

General and administrative	$ 4,144	$ 3,782	10%	$ 11,951	$ 11,424	5%
Percentage of net revenues	10.6%	11.8%		11.0%	12.4%

Research and development

Research and development (R&D) expenses increased $634 thousand, or 12%, to $6.1 million in the third quarter of fiscal year 2005 from $5.4 million in fiscal year 2004's third quarter. R&D expenses attributable to acquisitions were $522 thousand in the third quarter and the impact of the strengthening of foreign currencies versus the U.S. dollar added approximately $157 thousand. R&D headcount was 220 (inclusive of twenty-one resulting from recent acquisitions) compared to 189 at the end of prior year's third quarter. As a percentage of net revenues, R&D expenses were 15.5% in the third quarter of fiscal year 2005 as compared with 16.9% in last year's comparable period.

Research and development (R&D) expenses increased $1.7 million, or 10%, to $17.5 million in the first nine months of fiscal year 2005 from $15.9 million in the first nine months of fiscal year 2004. R&D expenses attributable to acquisitions were $1.4 million in the first nine months of fiscal year 2005 and the impact of the strengthening of foreign currencies versus the U.S. dollar increased R&D expenses by approximately $454 thousand. As a percentage of net revenues, R&D expenses were 16.1% in the first nine months of fiscal year 2005 as compared with 17.2% in last year's comparable period.

Selling and marketing

Selling and marketing expenses increased $1.9 million, or 18%, in the third quarter of fiscal year 2005 to $12.7 million from $10.8 million in the prior year's third quarter. Additional selling and marketing expenses attributable to acquisitions was $1.1 million. The effect of foreign currencies increased selling and marketing expense in the third quarter of fiscal year 2005 by approximately $245 thousand. The remaining increase in selling and marketing expense primarily relates to an increase in selling-related headcount in EMEA and in the Asia Pacific region. Selling and marketing headcount was 278 (inclusive of thirty-one resulting from recent acquisitions) compared to 241 at the end of the prior year's third quarter. As a percentage of net revenues, selling and marketing expenses were 32.6% in the third quarter of fiscal year 2005 compared to 33.5% in the third quarter of fiscal year 2004.

Selling and marketing expenses increased $4.4 million, or 14%, in the first nine months of fiscal year 2005 to $35.8 million from $31.3 million in the first nine months of the prior year. Additional selling and marketing expenses in the first nine months that were attributable to acquisitions was $2.5 million. The effect of foreign currencies increased selling and marketing expense in the first nine months of fiscal year 2005 by approximately $867 thousand. The remaining increase in selling and marketing expense primarily relates to an increase in selling-related headcount in EMEA and in the Asia Pacific region. As a percentage of net revenues, selling and marketing expenses were 32.8% in the first nine months of fiscal year 2005 compared to 34.0% in the first nine months of fiscal year 2004.

General and administrative

General and administrative (G&A) expense increased $362 thousand or 10% in the third quarter of fiscal year 2005 to $4.1 million from $3.8 million in prior year's third quarter primarily as a result of acquisitions. The strengthening of foreign currencies increased fiscal year 2005's third quarter G&A expense by approximately $56 thousand. G&A headcount was 142 (inclusive of eight resulting from recent acquisitions) compared to 121 at the end of the third quarter in fiscal year 2004. As a percentage of net revenues, G&A expenses were 10.6% in the third quarter of fiscal year 2005 compared to 11.8% in the third quarter of fiscal year 2004.

General and administrative (G&A) expense increased 5% or $527 thousand in the first nine months of fiscal year 2005 to $12.0 million from $11.4 million in the first nine months of the prior year, primarily as a result of acquisitions. As a percentage of net revenues, G&A expenses were 11.0% in the first nine months of fiscal year 2005 compared to 12.4% in the first nine months of fiscal year 2004.

Interest and Other Expense, Net
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2005	2004	Change	2005	2004	Change

Interest and other expense, net	$ (130)	$ (710)	-82%	$ (1,468)	$ (1,826)	-20%

Interest and other expense, net, of ($130 thousand) for the third quarter of fiscal year 2005 was $580 thousand better than the prior year. This is mainly attributable to increased interest income of $262 thousand and the losses in the prior year on the equity investment in Alps of $564 thousand, offset by increased losses on foreign exchange of $261 thousand. The third quarter of fiscal year 2005 did not include any loss or write-down due to Alps since the entire investment balance was written-off in the first quarter of fiscal year 2005.

Interest and other expense, net, of ($1.5 million) for the first nine months of fiscal year 2005 was $358 thousand better than the first nine months of the prior year. This is mainly attributable to increased interest income of $817 thousand, offset by additional losses of approximately $300 thousand from the Company's equity investment in Alps during the first nine months of fiscal year 2005 as compared to the prior year.

Provision for Income Taxes
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2005	2004	Change	2005	2004	Change

Pre-tax income	$ 4,090	$ 2,672		$ 9,737	$ 5,523

Tax on Pre-tax income at 34% (2005) and 40% (2004)	1,392	1,068		3,312	2,209
Tax on Alps loss ($1,125 * 34%)	-	-		383	-
Alps deferred tax asset impairment	-	-		607	-
Foreign tax credit benefit due to the American Jobs Creation Act of 2004	-	-		(883)	-

Provision for income taxes	$ 1,392	$ 1,068	30%	$ 3,419	$ 2,209	55%

The income tax expense of $1.4 million in the third quarter of fiscal year 2005 is the tax effect of pretax income at approximately 34%. During the third quarter of fiscal year 2004, the tax expense of $1.1 million was 40% of pretax income.

The income tax expense of $3.4 million in the first nine months of fiscal year 2005 is the tax effect of pretax income at approximately 34% ($3.3 million), adjusted for the tax effect on the Alps Mapping loss which is not deductible ($383 thousand), the impairment of the deferred tax asset related to the Company's investment in Alps Mapping ($607 thousand) and an increase in the deferred tax asset from recognition of foreign tax credits as a result of the tax law changes made under the American Jobs Creation Act of 2004 ($883 thousand). During the first nine months of fiscal year 2004 the tax expense of $2.2 million was 40% of pretax income.

On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act contains two provisions that may impact our provision for income taxes in future periods, namely those related to the Qualified Production Activities (QPA) and Foreign Earnings Repatriation (FER). We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. We expect to be in a position to complete our evaluation and to record any resulting income taxes by the end of this fiscal year. While we are currently uncertain as to the impact of the Act on our annual tax rate, we do not anticipate the impact, if any, to be material.

Liquidity and Capital Resources

Our cash and short-term investments totaled $69.3 million at June 30, 2005 compared to $72.8 million at September 30, 2004. Our investment portfolio consisted primarily of short-term, investment grade marketable securities.

Operating Activities

Net cash from operating activities was $10.4 million for the first nine months of fiscal year 2005 compared to net cash from operating activities of $10.1 million for the same period in fiscal year 2004. Cash generated from operating activities in the first nine months of fiscal year 2005 resulted primarily from net income and the add-back of non-cash items affecting the net income, such as depreciation, amortization and loss on minority investments, offset by increased accounts receivable and a reduction in liabilities. Net cash from operating activities was $10.1 million for the first nine months of fiscal 2004. Cash generated from operating activities in the first nine months of fiscal 2004 resulted primarily from net income.

Investing Activities

Net cash used for investing activities was $6.0 million during the first nine months of fiscal year 2005, which consisted of acquisition related payments of $13.0 million, fixed asset additions of $2.2 million, and capitalized translation costs of $367 thousand, offset by $9.6 million in short-term investments, net. Net cash used for investing activities was $31.2 million during the first nine months of fiscal 2004, which consisted of short-term investments, net of $23.6 million, a contingent payment related to the Thompson acquisition of $5.1 million, fixed asset additions of $1.7 million, capitalized translation costs of $693 thousand, and a technology investment of $158 thousand.

Financing Activities

Net cash from financing activities for the first nine months of fiscal year 2005 was $1.1 million, which consisted of cash received due to stock option exercises and ESPP purchases totaling $2.1 million, offset by debt and lease payments of $989 thousand. Net cash generated from financing activities for the first nine months of fiscal 2004 was $45.2 million, which consisted of net proceeds of $44.2 from the follow-on public offering, proceeds from the exercise of stock options and ESPP purchases of $2.0 million, offset by repayments of debt obligations of $1.1 million.

Contractual Obligations

The following table summarized our contractual obligations as of June 30, 2005 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 487	$ 145	$ 342	$ -	$ -
Other long-term debt	16,087	1,173	1,413	630	12,871
Scheduled interest expense	6,867	1,018	1,892	1,782	2,175
Operating leases	27,383	5,003	8,330	7,771	6,279

Total Contractual Obligations	$ 50,824	$ 7,339	$ 11,977	$ 10,183	$ 21,325

During fiscal year 2005, we entered into an agreement with a commercial bank to provide a revolving credit facility for up to $15.0 million that expires on March 31, 2010. As of June 30, 2005, there were no outstanding borrowings under this revolving credit facility.

During fiscal year 2004, we entered into an agreement with another bank to provide a credit facility for up to $15.0 million that expires on September 28, 2005. As of June 30, 2005 and September 30, 2004, there were no outstanding borrowings under this credit facility.

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

Off Balance Sheet Arrangements

During the third quarter of fiscal year 2005, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities, material trading activities in non-exchange traded commodity contracts, or material transactions with person or entities that benefit from their non-independent relationship with us.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share- Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. Currently we account for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt the standard in the first quarter of fiscal year 2006. Due to the number of expected outstanding unvested stock options as of October 1, 2005, we expect to incur material compensation expense after October 1, 2005 as the options vest.

Factors Affecting Future Performance

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We may never realize the anticipated benefits of our acquisitions and investments. We have made a number of acquisitions and investments, including our June 2005 acquisition of MarkeTech Systems, Inc., our February 2005 acquisition of GeoBusiness Solutions Limited, our September 2004 acquisition of Southbank Systems Limited, and our January 2003 acquisition of Thompson Site Selection Research, Inc. A key part of our growth strategy is to engage in acquisitions; therefore, we continue to review future acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, but not limited to:

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

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 60% of our revenues in the third quarter and in the first nine months of fiscal year 2005. The international portion of our business is subject to a number of inherent risks, including:

  difficulties in building and managing international operations;

  reliance on financial commitments from certain international distributors;

  difficulties in localizing products and translating documentation into foreign languages;

  fluctuations in import/export duties and quotas;

  potentially adverse tax consequences; and

  regulatory, economic, or political changes in international markets.

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 48% of our revenues in the third quarter and approximately 47% of first nine months revenues in fiscal year 2005 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We have incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003, all four quarters of fiscal year 2004, and the first three quarters of our current fiscal year, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development, selling, marketing, and general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

Our quarterly results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Our quarterly operating results can vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses or increase revenues at a level sufficient to offset increases in expenses, the level of technology spending and the activities of our competitors. Because a high percentage of our expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. A significant portion of our revenues in each quarter results from software and data licenses issued in that quarter. Accordingly, our ability to accurately forecast future revenues and income for any period is necessarily limited. Also, we could experience reduced revenues in our targeted vertical markets as a result of decreased spending in those industries. In addition, we typically derive a significant portion of our revenue each quarter from the orders we receive in the last month of the quarter.

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

Our earnings may be impacted by the new accounting pronouncement requiring expensing of stock issued to employees. We use stock options and other long-term equity incentives as a fundamental component of our employee compensation. We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The FASB has issued SFAS No. 123(R), "Share-Based Payment" that changes the accounting treatment for grants of options, sale of shares under equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain calculation methods that approximate fair value on the grant date, and to record those values as compensation expense in our income statement. We will be required to expense all outstanding non-vested stock options with the beginning of our next fiscal year on October 1, 2005 and stock options and other applicable equity instruments issued to employees on or after October 1, 2005. Due to the significant number of expected outstanding unvested stock options as of October 1, 2005, we expect to incur material compensation expense after October 1, 2005 as those options vest. We may decide to change our stock-based compensation plan strategy for future grants. This could affect our ability to retain existing employees and to attract qualified candidates.

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

If we are unable to maintain and expand our distribution channels, our sales and profitability could be adversely affected. We primarily market and distribute our products in North America, Europe and Australia through a worldwide network comprised of a direct sales organization, VARs, system integrators, distributors and OEMs. In the rest of the Asia-Pacific region, Africa and Latin America, our products are marketed and distributed through exclusive and non-exclusive distribution relationships. While we have contractual agreements with such resellers and distributors, we cannot control their continued performance. In addition, some of our reseller and distributorship agreements permit the reseller or distributor to terminate its agreement with us at its election by giving us advance written notice. We cannot assure you that we will be able to retain our current resellers and distributors, that the resellers and distributors will perform to our expectations or that we will be able to expand our distribution channels by entering into arrangements with new resellers and distributors in our current markets or in new markets.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. During the quarter ended December 31, 2004, we wrote-off the remaining value of our 49% equity investment in Alps. (See Note 9 to the Notes to Consolidated Financial Statements). As of June 30, 2005, we had approximately $48.9 million in goodwill, $10.2 million in other intangible assets and $947 thousand in investments. We recognized approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004, and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

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

Any financing activities we undertake, whether to fund acquisitions, operations, growth or otherwise, could adversely affect our financial condition or results of operations. Additional debt financing could require us to pay a greater amount of interest and impose covenants that could impede our ability to manage our operations, raise additional capital, undertake acquisitions or other strategic transactions or pay dividends. For example, our current credit facilities contain covenants that require us, among other things, to maintain certain debt ratios and restrict how we invest our cash and liquid assets. Any financing through the sale of stock would result in dilution to existing stockholders.

Market volatility may affect our stock price, and the value of our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to June 30, 2005, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved third quarter revenue growth by approximately $714 thousand, or 2 percentage points, and improved the first nine months of fiscal year 2005's revenue growth by approximately $2.1 million compared to the prior year's comparable periods. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $44.0 million (which approximates the average amount invested in these securities during the first nine months of fiscal year 2005), each 1-percentage point decrease in the applicable interest rate would result in a $440 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make a principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan at June 30, 2005 was $1.2 million. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 we entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 6.82%. The 6.82% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. We account for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

At June 30, 2005, the fair value of the swap agreement, which represents the cash we would receive or pay to settle the agreement, was a payable of $384 thousand and at September 30, 2004, the fair value was a payable of $397 thousand. At June 30, 2005, the current portion of $51 thousand was included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $333 thousand was included on the balance sheet under the caption Other Long-term Liabilities. At September 30, 2004, the current portion of $48 thousand was included on the balance sheet under the caption Accrued Liabilities and the long-term portion of $349 thousand was included under the caption Other Long-term Liabilities. We record the payments or receipts on the agreement as adjustments to interest expense.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

We recognized interest expense related to the swap of $56 thousand and $223 thousand for the three and nine months ended June 30, 2005, respectively, and $129 thousand and $388 thousand for the three and nine months ended June 30, 2004, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MapInfo Corporation

Part II. Other Information

Item 1. Legal Proceedings

On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. In its computation of damages made pursuant to court rules, SRC has alleged general damages of $5.1 million. SRC has also claimed special damages of $14.8 million. The Company is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. Although, the Company is vigorously defending against all claims, there can be no assurance that the Company will prevail.

The Company is also party to other legal proceedings, none of which it believes is material.

Item 5.     Other Information

On August 3, 2005, MapInfo Corporation (the "Company"), entered into an agreement (the " Agreement") with JPMorgan Chase Bank, N.A. (the "Bank"), which amends the prior Revolving Credit Facility between the Company and the Bank. Effective March 31, 2005, the Agreement increased from $10.0 million to $15.0 million the unsecured revolving credit facility for the Company and extends the term to 5 years ending on March 31, 2010. Borrowings under the Agreement will bear interest at a floating rate based on the Bank's prime rate or the rate offered the Bank for Eurodollar deposits by lending banks in the London Interbank Market, at the Company's discretion.

The ability of the Company to borrow under the Agreement is subject to the Company's ongoing compliance with certain financial covenants and other covenants, including a covenant as to the Company's consolidated net worth. In addition, under the terms of the Agreement, if any borrowings are outstanding and any event of default occurs, including a payment default or insolvency of the Company, the Bank would be entitled to accelerate any outstanding amounts owed by the Company.

The Company has obtained this revolving credit facility for working capital and general corporate purposes, including possible acquisitions

MapInfo Corporation

Part II. Other Information

Item 6.     Exhibits

See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: August 8, 2005	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
Exhibit
Number	Description of Exhibit

10.1	Second Amendment dated August 3, 2005 to Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan/Chase subsequently amended March 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).