Form 10-K
period 2005-09-30
MAPINFO CORP
filed 2005-12-14
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Yes X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X        No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes         No X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $174,807,219 based on the closing price of the Common Stock on the Nasdaq National Market on March 31, 2005.

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of November 21, 2005 was 20,915,019.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders	III

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In this Annual Report on Form 10-K, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements: as to our plans for our business, the sufficiency of funds to meet operating requirements for the next 12 months; the success of our vertical market strategy; the ability of our customers to achieve improved operating results from the use of our products and services; the ability to develop new technology and/or products; and the potential impact of accounting policies and pronouncements on our future financial reports and results. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Factors Affecting Future Performance". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Overview

MapInfo Corporation is a leading global provider of location intelligence solutions that help organizations make more insightful decisions. Our integrated offering of software, data sets and services helps organizations in vertical markets - including telecommunications, the public sector, retail and financial services, which includes insurance and retail banking - solve complex business problems where location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network optimization and planning, asset management, and site selection. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, asset management and network optimization and planning and emergency preparedness and response. By using our products and services, organizations can uncover valuable intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

Our standards-based Envinsa™ enterprise location intelligence platform allows organizations to build rapidly location-based applications, which they can provide to their customers as well as use internally in their own organizations. Envinsa was designed to be a single platform combining different components of location intelligence functionality. Envinsa is modular in nature, meaning that enterprises and organizations can deploy and use pieces of the platform, depending on their needs. Envinsa scales to support large enterprises with thousands of users and is designed to integrate with existing information technology, or IT, systems. In addition to this platform, our set of core capabilities consisting of mapping tools, geocoding tools and routing tools can be licensed in the form of discrete products. We also offer data sets to our customers. Our value-added data sets integrate with our customers' existing data sets for use in our solutions in order to generate more valuable intelligence. We also offer consulting and analytical services to customers in order to help them build predictive models and custom applications for, and generate answers to, location-oriented problems.

We develop solutions directly for our customers and also work with leading technology vendors, including Agilent Technologies, Business Objects, Cognos, IBM, MicroStrategy, Oracle, Siebel

Systems, and Siemens. We market our solutions through a worldwide network comprised of a direct sales organization, value-added resellers (VARs), systems integrators, distributors, and original equipment manufacturers (OEMs). More than 7,000 customers in numerous industry sectors around the world utilize our products and services, including AT&T, Brinker International, The Gap, The Home Depot, MasterCard International, The State of New York, TD Canada Trust, and Vodafone.

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

Organizations also need a location intelligence solution with strong analytical functionality that can extract value from this information. By using location as a key variable in their business analysis activities, organizations are able to more effectively identify and analyze patterns, relationships and trends, and thus make more informed decisions. Conventional analysis and reporting methods do not possess the broad range of capabilities needed to fully harness the power of location-based information, and as a result, organizations are increasingly turning towards location intelligence solutions to unlock the value of this data.

Key attributes of a successful location intelligence solution include:

  a broad portfolio of software, data and services;
  the ability to address complex, industry-specific problems;
  sophisticated analytical capabilities;
  fast and simple deployment and configuration; and
  an open architecture allowing for rapid customization and application development.

Our Solution

We offer a broad portfolio of software, data sets and services designed to help our customers in business and government meet a diverse set of needs, including site selection, risk management, network planning and asset management. Our solutions allow our customers to solve complicated problems by enabling them to visualize, develop, analyze, and share location intelligence critical to their business processes and decision-making.

Key advantages of our solution include:

Comprehensive Software, Data Sets, and Services Offering.  We offer organizations a single source location intelligence solution through our broad portfolio of software, data sets and services offerings. Businesses and government agencies use our core products, data and vertical market solutions to incorporate location-based data into their decision-making processes to drive more effective results. Our value-added data sets integrate with our customers' existing data sets for use in our solutions in order to generate more valuable intelligence. As a complement to these offerings, we offer a broad range of professional services, such as application development and systems integration, which help our customers quickly implement and customize our solutions.

Focused Vertical Market Solutions.  Our solutions are primarily focused around vertical markets in which location is critical to helping organizations achieve their strategic objectives. These targeted vertical markets include telecommunications, retail, the public sector, and financial services, which includes insurance and retail banking. In developing our vertical market solutions, we have established teams that bring together sales and marketing, professional services and product management in order to meet existing and emerging customer needs. By focusing on particular vertical markets, we are able to help businesses and government agencies solve complex problems that require industry-specific knowledge.

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

Ease of Application Development.  Our core application development tools allow developers to quickly integrate the functionality of our products into client-side applications using industry standard protocols such as .NET and Java® and Web Services. Our solutions support industry standard programming capabilities to customize server, web and desktop commands. They support ODBC, JDBC and ADO.NET and allow the use of SQL to query and update data.

Growth Strategy

Our objective is to be the leading provider of location intelligence solutions that help organizations make more insightful decisions and improve the efficiency of their business processes.

Key elements of our strategy include:

Deepen Our Presence in Targeted Vertical Markets.   A key element of our growth strategy involves deepening our presence in our targeted vertical markets. Vertical markets that hold particular promise include telecommunications, the public sector, retail, and financial services, which includes insurance and retail banking. We intend to achieve our goal in part by strengthening or developing our predictive analytics capabilities in the vertical markets we serve in order to create new applications that address unmet customer needs. In addition, we intend to deepen our vertical expertise through both internal initiatives aimed at broadening our understanding of the priorities, issues, challenges and opportunities facing these markets, as well as through potential acquisitions. By doing so, we intend to further penetrate our existing customer base and expand into new market areas.

Pursue Strategic Acquisitions.  As part of our growth strategy, we will continue to assess potential acquisitions. In the past three years, we have completed five acquisitions, three of which we completed in the past year. In February 2005, we acquired GeoBusiness Solutions Limited, a company based in Wendover, United Kingdom that provides an established offering of specialist products and consultancy services in site location and customer analytics in the United Kingdom. In June 2005, we acquired substantially all of the assets of MarkeTech Systems, Inc., a company based in Raleigh, North Carolina that provides software, data, and services for use by retail banks to enhance branch network sales and profitability; and in August 2005, we acquired substantially all of the assets of Dimasi Strategic Research Pty. Ltd in Melbourne, Australia, a research company specializing in retail and property sectors that provides various location analytics services. By pursuing strategic acquisitions, we intend to opportunistically acquire businesses and technologies that will deepen our vertical market penetration, increase our geographical presence, expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity and broaden our customer base.

Broaden the Use of Our Solutions Across the Enterprise.  With our Envinsa enterprise location intelligence platform we intend to facilitate the increased use of location-based solutions across entire organizations through easy-to-deploy web services, integrated functionality and industry standard technology design. Our developer tools such as MapXtreme® , Routing J Server™ , and MapMarker® J Server, interoperate to enable organizations to quickly develop applications scalable across the enterprise. We plan to leverage our installed customer base for incremental sales by cultivating new user groups within organizations.

Products and Services

Our offering includes our core location-based products, enterprise location intelligence platform, vertical market solutions, and professional services. The following table shows our products and services revenues for the last three fiscal years:

Net revenues:	2005	2004	2003

Products	$115,504	$97,695	$85,423
Services	33,920	26,978	20,832

Total net revenues	$149,424	$124,673	$106,255

For revenue information related to our geographic segments, see Note 16 "Segment Information", in the Notes to Consolidated Financial Statements.

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

Geocoding Tools.  Our geocoding tools allow our customers to make data location-relevant and provide a geographical backdrop in the form of a query of those locations. Our MapMarker geocoding and address matching engine turns ordinary address records into geographic objects that can be displayed on a map quickly and accurately. MapMarker may be deployed in a desktop or server environment. We also offer MapMarker DataBase Extenders, which allow MapMarker technology to be deployed from within a variety of popular databases, including Oracle® , Informix® , and Microsoft® SQL Server.

Routing Tools.  Our routing tools allow organizations to create customized applications for routing people, products and resources. Our Routing J Server technology is a customizable Java-based direction and routing engine for improving drive time and routing efficiency. It can be used to generate point-to-point driving directions, calculating either the shortest or fastest route. Routing J Server is used in conjunction with MapXtreme and MapMarker J Server to display locations and routes on maps, as well as provide text-based driving directions.

Location Intelligence Applications.  We offer a range of location intelligence applications that provide users with powerful location-based analysis capabilities.

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

TargetPro®.   Our TargetPro solution enables organizations to link tightly location analysis to customer data. By combining clients' proprietary customer data and our demographic, segmentation and clustering data with our powerful location intelligence capabilities, TargetPro allows organizations to gain a comprehensive view of their customers for more targeted customer outreach and enhanced market analysis. It helps customers be significantly more exact in targeting their marketing efforts and defining their market potential. TargetPro also provides insight into the demographic and purchasing behavior characteristics of geographic areas in Germany, the United Kingdom, The Netherlands, Canada, and the United States.

Exponare™ . Our Exponare platform offers a series of pre-built, easy-to-use applications that make location-based information an everyday resource across an entire organization. Exponare can be centrally deployed and managed, allows for data integration and can be configured by non-programmers quickly and easily. Exponare, which is targeted to the public sector market, consists of two modules: Enquiry and Public. Enquiry, an internal client application, allows users to perform queries, view and print maps, and generate reports. Public, a Web-browser application, offers remote access for employees and a way for citizens to easily access information.

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

Demographic Data.  We offer demographic data products containing information on such topics as population, age, income, employment, occupation, race, expenditure potential, retail activity, consumer and lifestyle trends, business summary and geo-demographic segmentation data. For example, PSYTE® Advantage is a comprehensive neighborhood profiling solution based on location-enhanced demographics, lifestyle, and consumer attributes. Through its accurate, scientific and systematic clustering technology, companies are able to make more precise consumer buying and lifestyle behavior predictions, as well as make more insightful decisions regarding store placement, customer acquisition and target marketing. We also provide our annual demographic data set, Estimates and Projections, which consists of updated projections for core census-type metrics. Our demographic data solutions allow organizations in many industries to better understand their markets, customers, and location-specific attributes and make more informed business decisions.

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

Enterprise Location Intelligence Platform

Our Envinsa platform is a unified location intelligence platform that captures the functionality of our developer products, including mapping, geocoding and routing. Envinsa provides a single, consistent location infrastructure that enables fast integration of location capabilities across an organization. Envinsa also includes an enterprise-class management console, which is used to deploy, monitor, manage, and maintain Envinsa, its server components and the applications that utilize the platform.

Using Java 2 Platform, Enterprise Edition ("J2EE") and Web Services, Envinsa delivers its capabilities in a robust, highly scalable platform and is designed to be integrated into and managed inside a standard IT environment. Envinsa includes a software developer kit that allows developers to build applications using XML or Java APIs.

Envinsa is designed to be open and interoperable and has been built to conform to critical Java community, Open GeoSpatial Consortium, W3C, ISO and OMA standards. Envinsa supports multiple application deployments, including web, wireless handset, PDA, voice and other deployment architectures.

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

We have created offerings that enhance and support public safety applications, risk management and network management decisions for effective planning and informed decision-making.

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

MarketSuite®. Based on MapInfo's proven expertise in government and retail, MarketSuite for Economic Development helps municipalities attract, retain and support local businesses and national chains, create jobs, expand available real estate and provide communities with the goods and services they need. MarketSuite provides local government and economic development organizations insight into an area's demographics, economic trends and even future retail projections to enable them to identify and attract the businesses that would most likely be interested in expanding into the community.

We have also created offerings that incorporate site selection and target marketing solutions, accurate and reliable demographic data and state-of-the-art modeling services in order to meet the needs of organizations who serve consumers and constituents.

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

Smart Site Solutions®.  Our Smart Site Solutions technology provides critical analysis for real estate executives in the retail, restaurant, banking and retail telecommunications industries. It helps analysts to determine the best markets and the optimal number of sites within those markets to maximize their network, whether that means building new stores, consolidating branches or filling in gaps that exhibit high potential.

MapInfo focuses its expertise and experience into the following decision support models and services for distribution network optimization and branch sales diagnostics and enhancements.

WinSITE™. WinSITE is an integrated software application that blends leading-edge analytics with robust location intelligence. The software is designed as an optimization model that enables banks to determine the relative potential and investment worthiness of physical delivery channels.

Perform™. Perform offers a series of modules developed to meet the specific needs of each bank customer. By benchmarking performance across thousands of branches, modules are available to diagnose potential, set appropriate resource levels and goals, rank performance on key metrics and empower sales staff with market information.

Services

A fundamental element of our business strategy includes offering professional services that complement our product offerings. We offer a range of professional services including the following:

Analytical Services.  Our analytical services are designed to help our customers develop and refine predictive models. In providing these services, we apply our analytical tools and methodologies to customer data sets that we have enhanced with our own data, in order to drive more insightful decisions. This output can in turn be used to better select, attract and retain customers.

Business Consulting Services.  Our business consulting services are an extension of our analytical services. In addition to helping our customers generate more valuable data, we also analyze their current and contemplated strategies, such as those including customer marketing, and site selection.

In addition, our consulting services organization provides solutions to users of business intelligence software to allow them to combine state-of-the-art geographic visualization and analysis tools and data with technology from the leading providers of business intelligence software. Known as the MapInfo Location Integration Component, the technology works with multiple business intelligence providers and allows MapInfo licensees to easily distribute sophisticated reports with highly functional, bi-directional geographic querying and visualization tools across their enterprise.

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

Customers

More than 7,000 customers in numerous industry sectors around the world use our location intelligence technology and expertise to better manage their assets, risks, customers, competitors and citizens. Our products are translated into 20 languages and sold in 60 countries throughout the world. For the fiscal year ended September 30, 2005, revenues from the Americas, EMEA (Europe, Middle East and Africa) and the Asia-Pacific region were 49 percent, 37 percent and 14 percent, respectively.

The following is a list of some of our largest customers in the telecommunications, public sector, retail (which includes retailers of consumer goods, restaurants and real estate businesses), and financial services (which includes insurance and retail banking) vertical markets:

Telecommunications	Public Sector	Retail	Financial Services
AT&T Cingular Nextel Verizon Vodafone	City of Gothenburg, Sweden Federal Emergency Management Agency Goldcoast City Council, Australia The State of New York Department of Criminal Justice Services U.S. Department of Defense	Brinker International The Gap The Home Depot IKEA JoANN Stores, Inc.	Barclays Bank Citibank MasterCard International TD Canada Trust Gen Re Corporation Greater New York Insurance Safeco

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

Alliances.  We seek to enter into relationships with leading application and technology providers and systems integrators who incorporate our solutions with theirs. These vendors focus on areas including customer relationship management, business intelligence and enterprise resource planning. These alliances are based on various types of agreements that in some cases require us to attain a level of certification validating the ability of our technology to integrate with the other party's target application. We have alliances with IBM, Siebel Systems, Business Objects, Oracle, MicroStrategy and Siemens.

VARs.  Our VARs are usually local or regional firms that bring domain expertise and typically resell our technology and data to their own customers. In some cases, these VARs collaborate with us to service a customer. Our VARs typically sell to small and mid-sized businesses.

Distributors.  In geographies where we do not have a direct sales force or where local market expertise such as language or business practices is required, we utilize distributors. Markets where we have these relationships include France, China, Taiwan, Korea, South East Asia, Japan, New Zealand, Scandinavia, Eastern Europe, the Middle East, and Africa.

OEMs.  Our OEMs incorporate parts of our technology into their offerings for sale to their customers. We believe these OEMs enable us to expand our presence in markets we do not cover and to deepen our penetration within specific vertical markets. Our OEMs include Agilent, Cognos, Manugistics, Marconi, Platts, a division of McGraw Hill, Risk Management Solutions and Oracle.

Technology

Our offerings are designed to be integrated and used in conjunction with data and enterprise applications held by our customers, whether that be their customer information, asset information or other relevant data, in order to solve critical location-related problems and bring insight into specific areas of an organizational process. We are committed to building our products based on both geospatial standards (e.g. Open GeoSpatial Consortium) and general information technology standards in order to develop offerings that are interoperable and compatible with other enterprise applications. In addition, our products are built to allow for rapid deployment and ease of use by professionals across the enterprise.

Key Technologies

We deliver products using two key technology platforms: Java® and Windows® . Our Java products are compliant with Java and J2EE. The Java products provide server- and client-side components that provide compatibility across a wide range of computing environments and have powerful processing capabilities. We are also moving towards full support for Microsoft's .NET technology for client-side and server-based products. Web Services is the common technology between the two platforms and is the foundation of our Envinsa enterprise location platform.

Sales and Marketing

Sales.  We have established multiple distribution channels to reach an array of industries while simultaneously addressing specific vertical markets. Our distribution channels include a direct sales force as well as an indirect channel of VARs, distributors and OEMs. Our direct sales force markets our products worldwide through sales offices in the United States, Canada, the United Kingdom, Germany, Australia, Italy, Spain, Sweden, and The Netherlands. Our VARs, systems integrators, OEMs and distributors purchase licenses for our products at a discount for resale to end-users. These VARs may provide training, consulting services, application development, customization and data products to end-users. In France, Japan, and certain other countries outside the United States, we have appointed master distributors. These master distributors generally build their own value-added reseller network in addition to directly selling data products and consulting services.

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

All of our software products are developed internally. Internal development allows us to maintain close technical control over product enhancement and modification based on customer need and to create a family of products that provides natural migration paths for customers as their business information needs change. We incurred research and development expenses of $23.7 million for the fiscal year ended September 30, 2005.

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

Our technology competitors include Environmental Systems Research Institute (ESRI), the GIS division of AutoDesk, and others. In recent years, we have expanded our business into new areas such as the wireless/mobile and predictive analytics markets. Competitors in the wireless/mobile market include Autodesk, Microsoft, and others. Competitors in the predictive analytics market include Claritas, ESRI Business Information Systems, GeoVue, Buxton, and others. This past year has seen the growth of new mass-market offerings from Google, Microsoft and Yahoo!, which may contribute to increased pricing pressures and customer expectations for location intelligence offerings. As we move into new areas, we may also face new competition from entrants focused in these spaces, as well as competition from traditional companies attempting to move into these spaces.

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

INTELLECTUAL PROPERTY

We regard the technology within our products and the methods and processes behind our services as proprietary. We attempt to protect this intellectual property with a combination of copyright, patent and trade secret protections, employee and third-party non-disclosure agreements, and other methods of protection. We currently have two issued United States patents, four United States patent applications pending and seven foreign patent applications pending which relate to two of the United States patent applications.

We attempt to protect our name recognition and goodwill among customers and prospects by registering our trademarks in the United States and other key countries and by regulating the use of our trademarks through contracts and monitoring of third-party use.

We supply our software products primarily under shrink-wrap licenses. Shrinkwrap licenses are not negotiated with or signed by individual licensees and take effect when the licensees open the product package. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the license program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. In some regions of the world, we protect our products against unauthorized copying by the use of software copy protection and other engineered methods.

Some of the technology included in our products is licensed from third parties. If these licenses terminate for any reason, we would be required to seek alternative licenses or modify our product offerings, which could adversely affect our business.

EMPLOYEES

We had 903 full-time employees on September 30, 2005, of which 469 were employed in the United States and 434 were employed at our international operations. Of the 903 employees, 226 were in research and development, 534 were in sales, marketing, and service activities (analytical, training, technical support and consulting) and 143 were in general and administrative positions. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ADDITIONAL INFORMATION

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

Our corporate headquarters are in Troy, New York, and we are incorporated in the state of Delaware. Our Internet address is http://www.mapinfo.com. The contents of this web site are not part of this Annual Report on Form 10-K, and our Internet address is included in this document as an inactive textural reference only. We make available, free of charge through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Each such report is posted on our web site or available via a direct link to our filings on the SEC's EDGAR system.

ITEM 2.     PROPERTIES

In October 2002, we moved to a newly constructed 150,000 square foot facility in the Rensselaer Technology Park in Troy, New York. This facility is adjacent to a 60,000 square foot facility, which we lease, known as One Global View. The lease on the 60,000 square foot facility expires in 2006. These offices house our corporate headquarters, our principal research and development center and our principal sales, marketing and administrative staff for the United States and Latin America. We lease office space of approximately 17,000 square feet in Ann Arbor, Michigan, which houses sales and support staff. The lease on this facility expires in December 2010. We lease office space of approximately 25,000 square feet in Windsor, England, which houses our European headquarters. The lease on this facility expires in 2012. We lease office space of approximately 41,000 square feet in Toronto, Canada, which houses a research and development center, as well as sales, marketing and support staff. The lease on this facility expires in 2014. In addition, we lease seven sales offices in the United States, one sales office in Canada, eight sales offices in Europe and seven sales offices in the Asia-Pacific region.

ITEM 3.     LEGAL PROCEEDINGS

On August 5, 2002, we filed an action against Spatial Re-Engineering Consultants ("SRC"), a former reseller of ours, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to us under contractual obligations. SRC answered and asserted fifteen counterclaims against us. The counterclaims include allegations of breach of contract, libel, unfair trade practices, and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. SRC is seeking money damages for lost profits in the amount of $15.5 million and statutory damages for the copyright infringement claims in an amount not to exceed $300 thousand. SRC is also seeking recovery of costs and attorneys' fees and treble damages for alleged violations of the Lanham Act. The Company believes the counterclaims are without merit and is vigorously defending against all remaining counterclaims. In addition, we have amended our complaint against SRC to add five claims relating to unauthorized distribution of our products and copyright infringement. We cannot predict the outcome of the litigation nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been accrued for this matter.

We are also party to other legal proceedings, none of which we believe is material to our results of operations, financial condition, or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended September 30, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each of our current executive officers, (ii) the position(s) currently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position
John C. Cavalier	66	Chairman of the Board
Mark P. Cattini	44	President and Chief Executive Officer
Michael J. Hickey	44	Chief Operating Officer
K. Wayne McDougall	42	Vice President, Treasurer and Chief Financial Officer
George C. Moon	54	Chief Technology Officer
Bert C. Tobin	52	Executive Vice President, Human Resources
Daniel T. Gerron	39	Vice President, Business Planning
James D. Scott	52	Vice President, Engineering

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

Bert C. Tobin has served as Executive Vice President, Human Resources since May 2002. From April 1996 to May 2002, Mr. Tobin held various Human Resource management positions with us, most recently as Group Vice President, Human Resources and Administrative Practices. Prior to joining us, Mr. Tobin served in various Human Resource capacities at RH Macy's, American Maye Products Co. and Trans World Entertainment.

Daniel T. Gerron has served as Vice President, Business Planning since October 2002. From October 1999 to October 2002, he served as Managing Director, Product Planning. From August 1996 to October 1999, Mr. Gerron held a number of positions with us, in a financial, strategic planning and mergers and acquisitions capacity. Prior to joining MapInfo in 1996, Mr. Gerron held various positions at Trans World Entertainment and H.C. Hwang International.

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
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq National Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock for each period indicated.

2004
	High	Low
Period
First Quarter	$ 10.68	$ 8.27
Second Quarter	$ 15.70	$ 10.06
Third Quarter	$ 13.47	$ 9.06
Fourth Quarter	$ 11.01	$ 8.83

2005
	High	Low
Period
First Quarter	$ 12.65	$ 8.93
Second Quarter	$ 13.73	$ 11.25
Third Quarter	$ 13.34	$ 10.46
Fourth Quarter	$ 12.78	$ 9.66

The approximate number of holders of record of our Common Stock at November 21, 2005 was 489. This number does not include stockholders for whom shares were held in nominee or "street" name.

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

ITEM 6.          SELECTED FINANCIAL DATA
	Years ended September 30,

	2005(1)	2004(2)	2003(3)	2002(4)	2001

	(in thousands, except per share data)
Income Statement data:
Net revenues	$ 149,424	$ 124,673	$ 106,255	$ 92,598	$ 110,034
Cost of revenues	44,206	35,326	31,611	25,101	27,063

Gross profit	105,218	89,347	74,644	67,497	82,971

Operating expenses:
Research and development	23,742	21,351	20,387	19,657	19,144
Selling and marketing	48,494	42,284	41,011	38,901	43,198
General and administrative	17,280	15,013	15,329	13,183	16,127

Total operating expenses	89,516	78,648	76,727	71,741	78,469

Operating income (loss)	15,702	10,699	(2,083)	(4,244)	4,502
Other income (expense), net	(815)	(2,160)	333	178	(384)

Income (loss) before provision for income taxes	14,887	8,539	(1,750)	(4,066)	4,118
Provision for (benefit from) income taxes	4,652	3,416	(665)	(1,711)	1,235

Net income (loss)	$ 10,235	$ 5,123	$ (1,085)	$ (2,355)	$ 2,883

Earnings (loss) per share:
Basic	$ 0.50	$ 0.29	$ (0.07)	$ (0.16)	$ 0.20
Diluted	$ 0.48	$ 0.28	$ (0.07)	$ (0.16)	$ 0.19

Weighted average shares outstanding:
Basic	20,553	17,959	15,307	15,041	14,518
Diluted (5)	21,148	18,514	15,307	15,041	15,533

Consolidated Balance Sheet data:
Total assets	$ 213,142	$ 202,845	$ 132,972	$ 116,678	$ 108,079
Long-term obligations, less current portion	$ 14,634	$ 15,938	$ 17,427	$ 10,816	$ 331

(1)  During fiscal year 2005, the Company completed the acquisitions of GeoBusiness Solutions Limited, MarkeTech Systems Inc. and Dimasi Strategic Research Pty. Ltd. The aggregate cost of these acquisitions was approximately $9.8 million.

(2)  During fiscal year 2004, the Company completed the acquisition of Southbank Systems Limited for approximately $21.1 million.

(3)  During fiscal year 2003, the Company completed the acquisition of Thompson Site Selection Research Inc. for approximately $19.5 million and completed expense reductions through a strategic restructuring initiated in 2002.

(4)  During fiscal year 2002, the Company initiated expense reductions through a strategic restructuring.

(5)  The impact of options for the years ended September 30, 2003 and 2002 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of location intelligence solutions that help organizations make more insightful decisions. Our integrated offering of software, data sets and services helps organizations in vertical markets - including telecommunications, the public sector, retail and financial services, which includes insurance and retail banking - solve complex business problems in which location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network optimization and planning, asset management, and site selection. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, asset management and network optimization and planning, and emergency preparedness and response. By using our products and services, organizations can uncover valuable location intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

Our standards-based Envinsa™ enterprise location intelligence platform allows organizations to build rapidly location-based applications, which they can provide to their customers as well as use internally in their own organizations. Envinsa was designed to be a single platform combining different components of location intelligence functionality. Envinsa is modular in nature, meaning that enterprises and organizations can deploy and use pieces of the platform, depending on their needs. Envinsa scales to support large enterprises with thousands of users and is designed to integrate with existing information technology, or IT systems. In addition to this platform, our set of core capabilities consisting of mapping tools, geocoding tools and routing tools can be licensed in the form of discrete products. We also offer data sets to our customers. Our value-added data sets integrate with our customers' existing data sets for use in our solutions in order to generate more valuable intelligence. We also offer consulting and analytical services to customers in order to help them build predictive models and custom applications for, and generate answers to, location-oriented problems.

We develop solutions directly for our customers and also work with technology vendors, including Agilent Technologies, Business Objects, Cognos, IBM, MicroStrategy, Oracle, Siebel Systems and Siemens. We market our solutions through a worldwide network comprised of a direct sales organization, value-added-resellers (VARs), systems integrators, distributors and original equipment manufacturers (OEMs). More than 7,000 customers in numerous industry sectors around the world utilize our products and services, including AT&T, Brinker International, The Gap, The Home Depot, MasterCard International, The State of New York, TD Canada Trust and Vodafone. Our focus on vertical markets, where we believe we can build on our domain expertise and knowledge of location, is critical to helping customers achieve their strategic objectives. For fiscal year 2005, telecommunications represented 17 percent, retail 22 percent, the public sector 32 percent, and financial services, which includes insurance and retail banking, 8 percent of total revenues.

During fiscal year 2005, we wrote-off the remaining balance of our equity investment in Alps Mapping Co. Ltd. ("Alps") based primarily on our proportionate share of Alps' quarterly operating loss. The impact, net of the effect of foreign currency and other adjustments, was approximately $1.4 million and has been included in our Consolidated Income Statement under the caption "Other income (expense) - net." As a result of the write-down of the investment, we also recorded an impairment of the deferred tax asset related to this investment of approximately $600 thousand, which has been included in our Consolidated Income Statement under the caption "Provision for income taxes."

Dimasi Acquisition

On August 1, 2005, through our wholly owned subsidiary, MapInfo Australia Pty. Ltd, we acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market research company specializing in the retail and property sectors, provides various location analytics services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.6 million Australian dollars, or approximately $2.0 million US dollars, subject to a working capital adjustment based upon the closing balance sheet. In addition, we may pay up to $1.2 million Australia dollars, or approximately $912 thousand US dollars, in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.6 million Australian dollars, or approximately $2.0 million US dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand US dollars, is included in our September 30, 2005 Consolidated Balance Sheet as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which secures the working capital adjustment and the indemnification obligations of the seller

As of September 30, 2005, goodwill recorded as a result of the acquisition was $1.1 million. Intangibles assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 1, 2005. The pro forma effects of the Dimasi acquisition on our income statement and balance sheet were not material. Twenty-four employees of Dimasi became employees of ours upon completion of the acquisition.

MarkeTech Acquisition

On June 2, 2005, we acquired substantially all of the assets and assumed certain liabilities of MarkeTech Systems, Inc., or MarkeTech, a privately held company headquartered in Raleigh, North Carolina. MarkeTech is a provider of software, data, and services for use by retail banks to enhance branch network sales and profitability. The initial purchase price, including acquisition-related expense, was $5.8 million, subject to a working capital adjustment based upon the closing balance sheet. In addition, we may pay up to $2.0 million in contingent consideration to MarkeTech based on the profitability of the acquired business over the first year following the closing. The purchase was completed with $5.8 million in cash on hand, of which $855 thousand is included in our September 30, 2005 Consolidated Balance Sheet as "Restricted Cash." This represents the amount being held in escrow pursuant to the acquisition agreement, of which $285 thousand secures the working capital adjustment and $570 thousand secures the indemnification obligations of the seller for 18 months after closing.

As of September 30, 2005, goodwill recorded as a result of the acquisition was $4.0 million. Intangibles assets acquired, other than goodwill, totaled $1.7 million, with a 4-year estimated weighted average useful life. Of the $1.7 million of acquired intangible assets, approximately $1.1 million has been identified as technology intangibles (4-year estimated weighted average useful life), $470 thousand as customer intangibles (4-year estimated weighted average useful life), $80 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $45 thousand (2-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 2, 2005. The pro forma effects of the MarkeTech acquisition on our income statement and balance sheet were not material. Twenty-three employees of MarkeTech became employees of ours upon the acquisition.

GeoBusiness Acquisition

On February 17, 2005, through our wholly owned subsidiary, MapInfo UK Limited, we completed the acquisition of all of the outstanding shares of GeoBusiness Solutions Limited, or GeoBusiness, a privately held company based in Wendover, United Kingdom. GeoBusiness provides an established offering of specialized products and consultancy services in site location and customer analytics in the United Kingdom, particularly for the retail and leisure property markets. The initial purchase price, including acquisition related expenses, was ₤1.1million, or approximately $2.0 million, and was financed with cash on hand. In addition, we may pay up to ₤1.0 million, or approximately $1.9 million, in contingent consideration based on GeoBusiness' profitability over the two-year period following the acquisition. The total of GeoBusiness' net assets acquired was ₤265 thousand or approximately $500 thousand.

As of September 30, 2005, goodwill recorded as a result of the acquisition was approximately $867 thousand. Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective February 17, 2005. The pro forma effects of the GeoBusiness acquisition on our income statement and balance sheet were not material. Twenty-one employees of GeoBusiness became employees of ours upon completion of the acquisition.

Southbank Acquisition

On September 7, 2004, through our wholly owned subsidiary, MapInfo UK Limited, we completed the acquisition of all of the outstanding shares of Southbank, a privately held company headquartered in Chatham, UK. Southbank is a provider of infrastructure management software and services solutions for the public sector in the UK and the Asia-Pacific region. Southbank also has operations in Australia and New Zealand. The purchase price was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset adjustment. In October 2004, we paid an additional ₤3.2 million, or approximately $5.7 million, in cash, as a preliminary net asset adjustment. In November 2005, the final valuation of net assets was obtained, resulting in an additional payment by us of approximately $80 thousand. The acquisition strengthened our offering to the public sector, one of our targeted vertical markets.

Goodwill recorded as a result of the acquisition totaled $16.7 million. Intangible assets acquired, other than goodwill, totaled $8.6 million. Of the $8.6 million of acquired intangible assets, $1.6 million was assigned to trademarks that are not subject to amortization. The remaining $7.0 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up the $7.0 million include: technology intangibles of $3.5 million (8-year weighted average useful life), and customer intangibles of $3.5 million (5-year weighted average useful life). The allocation of the purchase price was based on preliminary data. The additional payment of approximately $80 thousand in November 2005 will be recorded as an increase to goodwill.

As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. The acquisition is being accounted for as a purchase and, accordingly, we have included Southbank's results of operations in our consolidated financial statements since the date of acquisition. Seventy-four employees of Southbank became employees of ours upon completion of the acquisition.

Sources of Revenue

We derive our revenue from product licenses (software and data) and services fees. We also derive revenue from annual maintenance fees on both our software and data products. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors and OEMs.

Revenues generated in the United States represented approximately 41% of our total revenues for the fiscal year-ended September 30, 2005. As of September 30, 2005, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden and The Netherlands.

Product Revenue

We earn product revenues from licensing our software and data products. We license our software and data products primarily under perpetual licenses, and we offer maintenance on our software and data products under agreements that typically cover one year. We recognize revenue from licensing of products to an end-user when persuasive evidence of an arrangement exists and the product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collectibility is probable. The revenue related to maintenance for software and data products is deferred and recognized ratably over the term of the agreement, which, in both cases, is typically one year. We consider all arrangements with payment terms that extend beyond twelve months not to be fixed or determinable, and revenue is recognized for these arrangements when the fee becomes due within twelve months. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected.

Services Revenue

Historically, we derived services revenue primarily from systems integration and custom application development, technical support arrangements and training. Since our acquisition of Thompson Site Selection Research, Inc. in January 2003, we derive a significant portion of our services revenue from analytical services and business consulting services. Revenue from business consulting services, analytical services, and systems integration and custom application development is recognized as the services are performed and upon customer acceptance when required. We recognize technical support revenue using the straight-line method over the period that the support is provided, which is typically one year. Revenue from training arrangements is recognized as the services are performed.

Deferred Revenue

At September 30, 2005, we had deferred revenues of approximately $20.9 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates, including those related to reserves for product returns, bad debts, and inventories, investments valuation, intangible assets and goodwill useful lives and impairment, provision for income taxes, reserves for restructuring, contingencies and litigation, on an on-going basis. The estimates are based on historical experience and on various assumptions that management believes are reasonable. When the basis for carrying values of assets and liabilities are not apparent from other sources, they are determined from these estimates. Our actual results may differ from these estimates under different conditions or assumptions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Allowance for Doubtful Accounts and Sales Returns. We record reductions to revenue for estimated product returns. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be recognized. Our estimate for the allowance for doubtful accounts and sales returns is based on historical collections and sales returns experience. We review the status of the current trade receivables, reserving amounts deemed to pose a material collection or sales return risk.
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
  Impairment of Intangible Assets. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives of two to ten years, with the exception of certain trademarks, which have been determined to have an indefinite useful life and therefore are not subject to amortization. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment on an annual basis or when a triggering event occurs and write down the asset if it is determined that the asset has been impaired. Management's determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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
  Deferred Tax Assets. At September 30, 2005, we had net deferred tax assets of $13.0 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to capital losses are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the ten-year foreign tax credit, the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.
  Contingencies and Litigation. Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not accrued or disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Results of Operations for 2005, 2004 and 2003

     Net Revenues
     (Dollars in thousands)

	2005	Change	2004	Change	2003

Products	$ 115,504	18%	$ 97,695	14%	$ 85,423
Services	33,920	26%	26,978	30%	20,832

Net revenues	$ 149,424	20%	$ 124,673	17%	$ 106,255

In 2005, net revenues increased $24.7 million, or 20%, to $149.4 million, as compared to $124.7 million in fiscal year 2004. Acquisitions accounted for $17.0 million of the revenue increase in fiscal year 2005. Product revenues, which include software, data, and solutions, increased by $17.8 million, or 18%, and services revenues increased $6.9 million, or 26%, compared to the prior year. The increase in product and services revenues was mainly due to the acquisitions and increased revenue from our targeted vertical markets, including the public sector and retail. On a geographic basis, revenues for fiscal year 2005 in the Americas increased $3.1 million, or 4%, compared to fiscal year 2004. Europe, the Middle East, and Africa, or EMEA, revenues increased $16.9 million, or 44%, primarily due to the Southbank and GeoBusiness acquisitions, and revenues in the Asia-Pacific region increased $4.8 million, or 29%, when compared to fiscal year 2004, primarily due to increased revenues in Australia. The strengthening of foreign currencies against the U.S. dollar added $2.6 million to revenue in fiscal year 2005 compared to the prevailing exchange rates in the prior year.

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

The Americas represented 49%, 56%, and 56%, of our revenues in 2005, 2004, and 2003, respectively. EMEA represented 37%, 31%, and 31%, and Asia-Pacific represented 14%, 13%, and 13%, of our revenues in 2005, 2004, and 2003, respectively.

Our operating results are affected by exchange rates. See "Other Income, Net," below. Approximately 46%, 39%, and 38% of our revenues were denominated in foreign currencies in 2005, 2004 and 2003, respectively.

     Cost of Revenues
     (Dollars in thousands)

	2005	Change	2004	Change	2003

Products	$ 22,795	22%	$ 18,701	6%	$ 17,562
Services	21,411	29%	16,625	18%	14,049

Total cost of revenues	$ 44,206	25%	$ 35,326	12%	$ 31,611

Percentage of net revenues	29.6%		28.3%		29.8%

Cost of revenues consists primarily of salaries and related costs for personnel associated with consulting and analytical services, technical support and training personnel, product royalties, and the amortization of intangible assets. Cost of revenues as a percentage of revenues increased to 29.6% in fiscal year 2005 from 28.3% in fiscal year 2004. As a result, the gross margin decreased to 70.4% in fiscal year 2005 from 71.7% in the prior year. The decrease in gross margin in fiscal year 2005 is primarily related to lower margin revenue related to acquisitions and the related amortization of intangibles of $1.6 million.

Cost of revenues as a percentage of revenues decreased to 28.3% in fiscal year 2004 from 29.8% in fiscal year 2003. As a result, the gross margin in fiscal year 2004 increased to 71.7% from 70.2% in the prior year. The increase in gross margin for fiscal year 2004 was attributable to improved productivity of the service organization as well as an increase in product revenues, which carry higher gross margins.

Gross profit margin as a percentage of revenue that related to product revenue was 80.3%, 80.9%, and 79.4% for 2005, 2004, and 2003, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 36.9%, 38.4%, and 32.6% for 2005, 2004 and 2003, respectively.

     Operating Expenses
     (Dollars in thousands)

	2005	Change	2004	Change	2003

Research and development	$ 23,742	11%	$ 21,351	5%	$ 20,387
Percentage of net revenues	15.9%		17.1%		19.2%

Selling and marketing	$ 48,494	15%	$ 42,284	3%	$ 41,011
Percentage of net revenues	32.5%		33.9%		38.6%

General and administrative	$ 17,280	15%	$ 15,013	-2%	$ 15,329
Percentage of net revenues	11.6%		12.0%		14.4%

Research and development. Research and development (R&D) expenses increased $2.3 million, or 11%, to $23.7 million in fiscal year 2005 from $21.4 million in fiscal year 2004. Acquisitions accounted for $1.9 million of the increase in fiscal year 2005 and the impact of the strengthening of foreign currencies versus the U.S. dollar increased R&D expenses by approximately $595 thousand. R&D expenses increased 5% to $21.4 million in fiscal year 2004 from $20.4 million in fiscal year 2003. The impact of foreign exchange added approximately $919 thousand to R&D expense during fiscal year 2004. R&D headcount was 226 (inclusive of acquisitions), 211, and 193, at the end of fiscal 2005, 2004, and 2003, respectively. As a percentage of net revenues, R&D expenses were 15.9% in 2005 as compared with 17.1% in 2004 and 19.2% in 2003. Capitalized product development costs were $839 thousand, $711 thousand, and $213 thousand, in 2005, 2004 and 2003, respectively. These amounts represented 4%, 3%, and 1% of total research and development costs in 2005, 2004 and 2003, respectively.

Selling and marketing expenses. Selling and marketing expenses increased $6.2 million, or 15%, in fiscal year 2005 to $48.5 million from $42.3 million in the prior year. Additional selling and marketing expenses that were attributable to acquisitions were $3.6 million in fiscal year 2005. The effect of foreign currencies increased selling and marketing expense in fiscal year 2005 by approximately $972 thousand. The remaining increase in selling and marketing expense primarily relates to an increase in selling-related headcount in EMEA and in the Americas. Selling and marketing expenses increased $1.3 million or 3% in fiscal year 2004 versus 2003. Selling and marketing expenses attributable to the September 2004 Southbank acquisition were $280 thousand. The effect of foreign currencies increased selling and marketing expense by approximately $2.1 million in fiscal year 2004. Cost savings on marketing programs offset the increases in fiscal year 2004. Sales and marketing headcount was 278 (inclusive of acquisitions), 270, and 240, at the end of fiscal 2005, 2004, and 2003, respectively. As a percentage of net revenues, selling and marketing expenses were 32.5% in 2005 compared to 33.9% in 2004 and 38.6% in 2003.

General and administrative expenses. General and administrative (G&A) expense increased 15% or $2.3 million in fiscal year 2005 to $17.3 million from $15.0 million in the prior year, primarily as a result of acquisitions and professional fees related to Sarbanes Oxley compliance. The effect of foreign currencies increased G&A expense in fiscal year 2005 by approximately $242 thousand. G&A expense decreased $315 thousand, or 2%, to $15.0 million in fiscal year 2004 from $15.3 million in fiscal year 2003. The decrease in G&A expense in fiscal year 2004 was primarily attributable to severance costs of approximately $1.0 million in the prior year. Offsetting this decrease in G&A expense was the effect of foreign currencies, which increased fiscal year 2004 G&A expense by approximately $497 thousand. G&A headcount was 143 (inclusive of acquisitions), 127, and 114, at the end of fiscal 2005, 2004, and 2003, respectively. As a percentage of net revenues, G&A expenses were 11.6% in 2005, 12.0% in 2004, and 14.4% in 2003.

     Interest and other income/(expense), net
     (Dollars in thousands)

	2005	Change	2004	Change	2003

Interest and other income/(expense), net	$ (815)	62%	$ (2,160)	-749%	$ 333

Interest and other income/(expense), net for fiscal year 2005 of negative $815 thousand improved $1.3 million versus the prior year. This improvement was mainly attributable to increased interest income of $1.1 million and the gain on sale of a building in Australia of $300 thousand, offset by additional losses of approximately $200 thousand from our equity investment in Alps, the Japanese company in which we have a 49% ownership interest, during fiscal year 2005. Interest and other income/(expense), net decreased $2.5 million in fiscal year 2004 compared to fiscal year 2003. The decrease was mainly attributable to Alps. During fiscal year 2004, we recorded a loss on our Alps investment of approximately $1.6 million and an impairment charge of $622 thousand for a decline in value that management believed was not temporary.

Provision for (Benefit from) Income Taxes
(Dollars in thousands)

	2005	Change	2004	Change	2003

Provision for (benefit from) income taxes	$ 4,652	-36%	$ 3,416	-614%	$ (665)
Effective tax rate	31.2%		40.0%		38.0%

The income tax expense of $4.7 million in fiscal year 2005 is the tax effect of pretax income at approximately 31%. In 2005, the provision for income taxes has been decreased by research and development credits of approximately $117 thousand from the U.S. and $160 thousand from Canada, along with $227 thousand from foreign earnings taxed in lower tax rate jurisdictions. In addition, in fiscal year 2005 the Company recognized a tax benefit of approximately $93 thousand from an Australian tax strategy. During fiscal year 2004 the tax expense of $3.4 million was 40% of pretax income. In 2004, the provision for income taxes has been decreased by research and development tax credits of approximately $386 thousand from Canada. Additionally, in 2003, the benefit from taxes has been increased by research and development tax credits of approximately $110 thousand from U.S. and $432 thousand from Canada.

At September 30, 2005, we had net deferred tax assets of $13.0 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. During the current year, a change in law occurred that resulted in a change for foreign tax credits extending the carryforward period from five to ten years. Consequently, the valuation allowance for foreign tax credits was reduced to $52 thousand. In addition, the capital loss related to the Alps Mapping investment was fully reserved during the current year. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our 2002/2003 restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Management has estimated and accrued for potential federal and state tax audit adjustments.

On October 22, 2004, the American Jobs Creation Act became effective. This act contained a provision that extended the foreign tax credit carryforward period from five to ten years, as stated above, enabling the Company to recognize an additional tax benefit of approximately $1.3 million for foreign tax credits generated in tax years ended September 30, 2003 and September 30, 2002. This act contains two provisions that could have had an impact on the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities and Foreign Earnings Repatriation. After evaluating the effects of these provisions, the Company has decided not to implement strategies for these provisions as of September 30, 2005.

Liquidity and Capital Resources

Our cash and short-term investments totaled $73.8 million at September 30, 2005 compared to $72.8 million at September 30, 2004. Our investment portfolio consisted primarily of short-term, investment grade marketable securities, US government agency notes, and auction-rate investments.

Operating Activities. Net cash from operating activities was $15.7 million for fiscal year 2005 compared to net cash from operating activities of $13.5 million in fiscal year 2004. Cash generated from operating activities in fiscal year 2005 resulted primarily from net income, an increase in deferred revenue, and the add-back of non-cash items affecting the net income, such as depreciation, amortization and loss on minority investments, offset by increased accounts receivable and a reduction in liabilities. Net cash from operating activities was $13.5 million for fiscal year 2004 compared to net cash from operating activities of $6.1 million in fiscal year 2003. Cash generated from operating activities in fiscal 2004 resulted primarily from net income, an increase in income taxes payable, and the add-back of non-cash items affecting the net income, such as depreciation, amortization, loss on minority investments and provision for deferred income taxes, offset by increases accounts receivable and other current assets.

Investing Activities. Net cash used for investing activities was $11.4 million during fiscal year 2005, which consisted of the purchase of available-for-sale short-term investments of $60.4 million, acquisition related payments of $15.9 million, fixed asset additions of $3.1 million, and capitalized translation costs of $838 thousand, offset by $67.3 million in the sale of available-for-sale short-term investments and proceeds from the sale of a building of $1.5 million. Net cash used for investing activities was $58.0 million during fiscal year 2004, which consisted of an increase in short-term investments of $35.7 million, the acquisition of Southbank for $13.7 million, net of cash acquired, a contingent payment related to the Thompson acquisition of $5.1 million, fixed asset additions of $2.7 million, capitalized translation costs of $711 thousand, and a technology investment of $158 thousand.

Financing Activities. Net cash from financing activities for fiscal year 2005 was $2.4 million, which consisted of cash received due to stock option exercises and purchases under our employee stock purchase plan, or ESPP, totaling $3.7 million, offset by debt and lease payments of $1.3 million. Net cash generated from financing activities during fiscal year 2004 was $46.2 million, which consisted of net proceeds of $44.2 million from the follow-on public offering, proceeds from the exercise of stock options and ESPP purchases of $3.4 million, offset by repayments of debt obligations of $1.4 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005 (in thousands):

	Payment due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual Obligations:
Capital lease obligations	$ 366	$ 148	$ 218	$ -	$ -
Other long-term debt	15,278	1,241	772	630	12,635
Scheduled interest expense	6,600	1,003	1,867	1,772	1,958
Operating leases	27,280	5,261	8,946	7,060	6,013

Total Contractual Obligations	$ 49,524	$ 7,653	$ 11,803	$ 9,462	$ 20,606

We have a $15.0 million credit facility with a bank that expires on March 31, 2010. As of September 30, 2005 and September 30, 2004, there were no outstanding borrowings under this credit facility. In addition, we have an agreement with another bank for a $15.0 million credit facility that expires on March 31, 2010. As of September 30, 2005 and September 30, 2004, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which we are in compliance.

For information regarding legal proceedings, see Part I Item 3 of this Annual Report on Form 10-K.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet our operating and capital requirements for at least the next twelve months. Factors that could adversely affect our financial condition include a decrease in revenues and increased costs associated with acquisitions.

Off Balance Sheet Arrangements

During fiscal year 2005, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities;
  material trading activities in non-exchange traded commodity contracts; or
  material transactions with person or entities that benefit from their non-independent relationship with us.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share- Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. Currently we account for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt the standard in the first quarter of fiscal year 2006. Due to the number of expected outstanding unvested stock options as of October 1, 2005, we expect to incur material compensation expense after October 1, 2005 as these options vest. The Company's preliminary estimate is that this expense will reduce net income by approximately $2.5 million to $3.0 million in fiscal year 2006.

Factors Affecting Future Performance

In addition to the other information in this Annual Report on Form 10-K, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We may never realize the anticipated benefits of our acquisitions and investments. We have made a number of acquisitions and investments, including our August 2005 acquisition of Dimasi Strategic Research; our June 2005 acquisition of MarkeTech Systems, Inc.; our February 2005 acquisition of GeoBusiness Solutions Limited; our September 2004 acquisition of Southbank Systems Limited; and our January 2003 acquisition of Thompson Site Selection Research, Inc. A key part of our growth strategy is to engage in acquisitions; therefore, we continue to review future acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, but not limited to:

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

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 59% of our revenues in fiscal year 2005. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 46% of our revenues in fiscal year 2005 were denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

We may be unable to successfully execute on our strategic plan to increasingly focus on vertical markets. Our increasing focus on vertical markets such as telecommunications, retail, the public sector, and financial services, which includes insurance and retail banking, is an integral part of our overall strategic plan. Opportunities in these markets are hard to predict. For example, our ability to earn revenues from sales to the U.S. government is affected by factors outside of our control, including the government's ability to terminate its contracts with us, the complex and time-consuming process for procuring government contracts as well as the requirement that we comply with various government regulations and policies. In addition, our success and strategy depend on our ability to continue to develop domain expertise in our targeted vertical markets. If customer demand does not grow as anticipated or our products and services are not accepted in these markets, our business and results of operations could be materially adversely affected.

We may be unable to keep pace with the rapid technological changes in our industry or to timely introduce new or enhanced products that achieve market acceptance. Our industry is characterized by extremely rapid technological change, evolving industry standards, changing customer demands and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. During recent years, we introduced a number of new or substantially updated releases of products, including Routing J Server™, TargetPro®, Envinsa™, Exponare™, MapMarker® and MapInfo® Discovery™. Our future success depends in part upon customer and market acceptance of these new products and initiatives, which is uncertain. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations. We cannot assure you that we will successfully complete the development of new or enhanced products in a timely manner or successfully manage transitions from one product release to the next.

We have incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003, all four quarters of fiscal year 2004, and all four quarters of fiscal year 2005, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development, selling, marketing, and general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

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

The market for our products and services is highly competitive. We may be unable to successfully compete, which may decrease our market share and harm our operating results. We encounter significant competition in the market for business mapping systems worldwide. Our competitors include Environmental System Research Institute, the GIS division of Autodesk, Claritas, Buxton, and Microsoft. As we continue to expand into new vertical or geographical markets, we may encounter additional competitors. Many of our competitors have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities, than we do. Future consolidation within this market may adversely impact our ability to compete. Increased competition may lead to pricing pressures that could reduce our gross margins. Prices of software in EMEA and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. These higher prices could decrease in the future. We cannot assure you that we will be able to maintain or increase our market share or compete effectively in our industry.

We may be unable to attract and retain key employees. Our continued success will depend in large part on our ability to attract and retain highly qualified technical, managerial, sales and marketing, executive and other personnel. Competition for such personnel is intense. Further, if we decide to change our equity-based compensation plan strategy for future grants, our ability to retain existing employees and to attract qualified candidates could be affected. We cannot assure you that we will be able to continue to attract or retain such personnel. Loss of key personnel or changes in management could have an adverse impact on our financial condition and results of operations.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. During the quarter ended December 31, 2004, we wrote-off the remaining value of our 49% equity investment in Alps. (See Note 6 to the Notes to Consolidated Financial Statements). As of September 30, 2005, we had approximately $49.7 million in goodwill, $11.6 million in other intangible assets and $919 thousand in investments. We recorded approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004, and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

We may not be able to fully use our net operating loss carryforwards to reduce our future taxable income, if any. As of September 30, 2005, we had approximately $25.0 million in net operating loss carryforwards. These net operating loss carryforwards could reduce our taxable income in future years. However, they are scheduled to expire at various dates beginning in 2021, and we may not be able to fully use these net operating carryforwards to offset any future taxable income we may earn.

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

Market volatility may affect our stock price, and the value of our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to September 30, 2005, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of certain foreign currencies against the U.S. dollar improved 2005 revenue by approximately $2.6 million, or 2 percentage points. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rate. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in auction-rate securities. Assuming an average investment level in auction-rate investments of $43.6 million (which approximates the average amount invested in these securities during fiscal year 2005), each 1-percentage point decrease in the applicable interest rate would result in a $436 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of September 30, 2005 was $1.0 million. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 we entered into an interest rate swap agreement to convert our variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the mortgage loan. The notional rate of $14.2 million and the termination date of January 1, 2013 match the principal amount and maturity date of the mortgage loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 6.82%. The 6.82% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. We account for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

At September 30, 2005, the fair value of the swap agreement, which represents the cash we would receive or pay to settle the agreement, was a receivable of $8 thousand. The current portion of $1 thousand is included on the balance sheet under the caption Other current assets and the long-term portion of $7 thousand is included under the caption Investments and other assets. At September 30, 2004, the fair value of the swap agreement was a payable of $397 thousand. The current portion of $48 thousand is included on the September 30, 2004 balance sheet under the caption Accrued liabilities and the long-term portion of $349 thousand is included under the caption Other long-term liabilities. We record the payments or receipts on the agreement as adjustments to interest expense. We recognized interest expense related to the swap agreement of $262 thousand for fiscal year 2005, $502 thousand for fiscal year 2004 and $332 thousand for fiscal year 2003.

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

	Fiscal Year 2005 Quarter Ended				Fiscal Year 2004 Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2004	2005	2005	2005	2003	2004	2004	2004

Net revenues	$34,699	$ 35,497	$ 38,925	$ 40,303	$28,587	$ 31,447	$ 32,129	$ 32,510
Cost of revenue	10,383	10,432	11,840	11,551	8,361	9,050	8,776	9,139

Gross profit	24,316	25,065	27,085	28,752	20,226	22,397	23,353	23,371

Operating expenses	21,183	21,213	22,865	24,255	19,116	19,540	19,971	20,021

Operating income	3,133	3,852	4,220	4,497	1,110	2,857	3,382	3,350
Other income (expense), net	(1,214)	(124)	(130)	653	(49)	(1,067)	(710)	(334)

Income before taxes	1,919	3,728	4,090	5,150	1,061	1,790	2,672	3,016
Provision for income taxes	760	1,267	1,392	1,233	424	717	1,068	1,207

Net income	$ 1,159	$ 2,461	$ 2,698	$ 3,917	$ 637	$ 1,073	$ 1,604	$ 1,809

Earnings per share:
Basic	$ 0.06	$ 0.12	$ 0.13	$ 0.19	$ 0.04	$ 0.07	$ 0.08	$ 0.10
Diluted	$ 0.06	$ 0.12	$ 0.13	$ 0.18	$ 0.04	$ 0.07	$ 0.08	$ 0.09

Weighted average shares outstanding:
Basic	20,370	20,476	20,652	20,712	15,651	15,765	20,160	20,260
Diluted	20,931	21,207	21,270	21,277	16,120	16,469	20,742	20,734

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2005

ITEM 8

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MapInfo Corporation:

We have completed an integrated audit of MapInfo Corporation's 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Dimasi Strategic Research Pty. Ltd., MarkeTech Systems, Inc. and GeoBusiness Solutions Limited from its assessment of internal control over financial reporting as of September 30, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded Dimasi Strategic Research Pty. Ltd., MarkeTech Systems, Inc. and GeoBusiness Solutions Limited from our audit of internal control over financial reporting. The aggregate of these acquisitions represented 0.4% and 2% of the Company's consolidated total assets and revenues as of and for the year ended September 30, 2005.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Albany, New York
December 5, 2005

MapInfo Corporation and Subsidiaries
Consolidated Income Statements

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except per share data)

Net revenues:
Products	$ 115,504	$ 97,695	$ 85,423
Services	33,920	26,978	20,832

Total net revenues	149,424	124,673	106,255

Cost of revenues:
Products	22,795	18,701	17,562
Services	21,411	16,625	14,049

Total cost of revenues	44,206	35,326	31,611

Gross profit	105,218	89,347	74,644

Operating expenses:
Research and development	23,742	21,351	20,387
Selling and marketing	48,494	42,284	41,011
General and administrative	17,280	15,013	15,329

Total operating expenses	89,516	78,648	76,727

Operating income (loss)	15,702	10,699	(2,083)

Interest and other income (expense), net
Interest income	1,881	822	459
Interest expense	(1,182)	(1,161)	(1,001)
Other income (expense), net	(1,514)	(1,821)	875

Interest and other income (expense), net	(815)	(2,160)	333

Income (loss) before provision for (benefit from)
income taxes	14,887	8,539	(1,750)
Provision for (benefit from) income taxes	4,652	3,416	(665)

Net income (loss)	$ 10,235	$ 5,123	$ (1,085)

Earnings (loss) per share:
Basic	$ 0.50	$ 0.29	$ (0.07)
Diluted	$ 0.48	$ 0.28	$ (0.07)

Weighted average shares outstanding:
Basic	20,553	17,959	15,307
Diluted	21,148	18,514	15,307

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30,

	2005	2004

	(Dollars in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$ 29,045	$ 22,486
Restricted cash	1,311	-
Short-term investments, at cost	43,460	50,347

Total cash and short-term investments	73,816	72,833

Accounts receivable, less allowance of $1,580 at September 30, 2005
and $1,824 at September 30, 2004	31,831	27,792
Inventories	548	494
Deferred income taxes	855	1,013
Other current assets	4,435	3,263

Total current assets	111,485	105,395
Property and equipment - net	24,850	25,906
Product development costs - net	454	374
Deferred income taxes	14,140	14,160
Goodwill	49,661	44,592
Other intangible assets - net	11,633	10,891
Investments and other assets	919	1,527

Total assets	$ 213,142	$ 202,845

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$ 1,367	$ 1,301
Accounts payable	3,639	3,512
Accrued liabilities	20,523	26,413
Deferred revenue	20,543	17,436
Income taxes payable	2,385	1,995

Total current liabilities	48,457	50,657
Long-term debt	14,277	15,590
Deferred income taxes, long term	2,027	2,417
Deferred revenue, long term	360	340
Other long-term liabilities	357	348

Total liabilities	65,478	69,352

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 50,000,000 shares authorized;
20,805,833 shares issued in 2005 and 20,353,937 shares issued in 2004	41	41
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	104,869	100,838
Retained earnings	41,083	30,848
Accumulated other comprehensive income	1,671	1,766

Total stockholders' equity	147,664	133,493

Total liabilities and stockholders' equity	$ 213,142	$ 202,845

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Cash flows from (used for) operating activities
Net income (loss)	$ 10,235	$ 5,123	$ (1,085)
Depreciation and amortization	6,882	6,055	6,499
Gain on sale of building	(280)	-	-
Allowance for accounts receivable	(272)	(430)	(314)
Tax benefit from option exercises	503	379	192
Loss on minority investments	1,126	2,273	(272)
Provision for deferred income taxes	(146)	745	(1,490)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,787)	(590)	(352)
Inventories	72	(99)	166
Other current assets	(337)	(827)	652
Accounts payable and accrued liabilities	(1,262)	(55)	27
Deferred revenue	2,105	(75)	1,509
Income taxes payable	(130)	992	536

Net cash from operating activities	15,709	13,491	6,068

Cash flows from (used for) investing activities
Additions to property and equipment	(3,111)	(2,713)	(3,418)
Proceeds from sale of building	1,549	-	-
Capitalized product development costs	(838)	(711)	(213)
Acquisitions of businesses and technology, net of cash acquired	(15,922)	(18,938)	(12,641)
Purchase of available-for-sale short-term investments	(60,438)	(88,215)	(18,854)
Sale of available-for-sale short-term investments	67,325	52,544	26,911

Net cash used for investing activities	(11,435)	(58,033)	(8,215)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(1,323)	(1,397)	(593)
Proceeds from mortgage payable	-	-	4,575
Proceeds from term loan	-	-	3,000
Proceeds from secondary common stock offering	-	44,198	-
Repurchase of common stock for treasury	-	-	(268)
Proceeds from exercise of stock options and ESPP purchases	3,544	3,166	2,197

Net cash from financing activities	2,221	45,967	8,911

Effect of exchange rates on cash and cash equivalents	64	908	(7)

Net change in cash and cash equivalents	6,559	2,333	6,757

Cash and cash equivalents, beginning of year	22,486	20,153	13,396

Cash and cash equivalents, end of year	$ 29,045	$ 22,486	$ 20,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 1,175	$ 1,151	$ 965
Income taxes	$ 3,936	$ 1,402	$ 1,259

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2005, 2004 and 2003

		Common Stock		Accumulated
	Common	and Additional		Other			Total
	Stock	Paid-in Capital	Retained	Comprehensive	Treasury Stock		Stockholders'

	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity

	(In thousands, except share data)

Balance, September 30, 2002	15,166,275	$ 51,683	$ 26,810	$ (922)	80,888	$ 480	$ 77,091
Net income (loss)	-	-	(1,085)	-	-	-	(1,085)
Foreign currency translation adjustment	-	-	-	1,943	-	-	1,943
Derivative valuation adjustment	-	-	-	(596)	-	-	(596)

Comprehensive income							262
Exercise of options and sale of stock under
The Employee Stock Purchase Plan	477,864	1,261	-	-	(127,943)	(748)	2,009
Tax benefit from option exercises	-	192	-	-	-	-	192
Purchase of treasury stock	-	-	-	-	47,055	268	268

Balance, September 30, 2003	15,644,139	53,136	25,725	425	-	-	79,286
Net income	-	-	5,123	-	-	-	5,123
Foreign currency translation adjustment	-	-	-	1,142	-	-	1,142
Derivative valuation adjustment	-	-	-	199	-	-	199

Comprehensive income							6,464
Secondary common stock offering	4,312,500	44,198					44,198
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	397,298	3,166	-	-	-	-	3,166
Tax benefit from option exercises	-	379	-	-	-	-	379

Balance, September 30, 2004	20,353,937	100,879	30,848	1,766	-	-	133,493
Net income	-	-	10,235	-	-	-	10,235
Foreign currency translation adjustment	-	-	-	(501)	-	-	(501)
Derivative valuation adjustment	-	-	-	406	-	-	406

Comprehensive income							10,140
Secondary common stock offering	-	(16)					(16)
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	451,896	3,544	-	-	-	-	3,544
Tax benefit from option exercises	-	503	-	-	-	-	503

Balance, September 30, 2005	20,805,833	$ 104,910	$ 41,083	$ 1,671	-	$ -	$ 147,664
	-	-	-	-	-	-	-

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations

MapInfo Corporation ("MapInfo" or the "Company") designs, develops, markets, licenses and supports location intelligence software and data products, application development tools, and industry-focused solutions, together with a range of consulting, analytical, training and technical support services. These products are sold through multiple distribution channels, including an indirect channel of value-added resellers and distributors, a corporate account sales force, and a telemarketing sales group. The Company's products are translated into 20 languages and sold in 60 countries throughout the world. MapInfo markets its products worldwide through sales offices in North America, Europe, Australia, and throughout the rest of Europe and the Asia-Pacific region through exclusive and non-exclusive distribution relationships.

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

Cash, Cash Equivalents and Short-term investments

Cash and cash equivalents consist primarily of highly liquid investments in time deposits at major banks, money market mutual funds, and other securities with original maturities of ninety days or less.

Short-term investments primarily consist of United States government agency notes and auction-rate investments. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company's intentions regarding these investments, the Company classifies its various auction-rate investments as available-for-sale securities. The Company's investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized or realized holding gains or losses from our Short-term investments. All income generated from these Short-term investments is recorded as interest income.

Revision in Classification of Securities

Previously, auction-rate investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as Short-term investments, at cost, on its Consolidated Balance Sheet as of September 30, 2004 and in the schedule below. The Company has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the periods ending September 30, 2004 and September 30, 2003, to

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents and Short-term investments (continued)

reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification also does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period. The amount of securities that were reclassified totaled $11.8 million in the September 30, 2004 Consolidated Balance Sheet and Consolidated Statement of Cash Flow and $6.1 million in the September 30, 2003 Consolidated Statement of Cash Flow.

Inventories

Inventories are stated at the lower of cost or market as determined on the average cost method and consist primarily of computer media, user manuals and software packaging supplies.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (two to forty-nine years) for financial reporting purposes and accelerated methods for tax purposes. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

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

Goodwill and Purchased Intangible Assets

The Company records goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment, at least annually, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless the useful lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets and is being amortized over two to ten years.

Derivative Instrument

The Company records changes in fair value for its interest rate swap on its long-term debt based on quoted market prices. The Company accounts for its interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This has been classified and accounted for as a cash flow hedge.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives revenues from product (software and data) licenses, product maintenance and professional services. Maintenance includes software defect or error fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services primarily consist of analytical services, business consulting services, tech support and training.

The Company sells its products and services primarily through a direct sales team, Value Added Resellers, Distributors and Original Equipment Manufacturer (OEM) Partners.

The Company recognizes revenue in accordance with SOP 97-2 ("Software Revenue Recognition") and SOP 98-9 (Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions") when all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. The Company records reductions to revenue for estimated product returns.

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

Product revenue: Revenue from product licenses and subscriptions is recognized upon the shipment of product or the granting of licenses and when all other revenue recognition criteria are met, in accordance with SOP 97-2 and SOP 98-9.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Services revenue: Revenue from services such as analytical services, business consulting services, systems integration and custom application development, and training are recognized when the services are delivered. Services are generally delivered under a time and materials or milestone contract. Under a time and materials contract, services are billed and revenue is recognized as the services are performed. Under a milestone contract, services are billed and revenue is recognized when the contract-stated milestone is completed.

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

Research and Development

Research and development costs, which include salaries, contractor fees, building costs, utilities, and administrative expenses, are expensed as incurred.

Advertising Costs

The Company expenses all advertising costs as they are incurred.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs incurred by the Company are recorded as cost of revenues expense.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Foreign Currency

The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and the income statements are translated at the average rates of exchange prevailing during the year. Gains or losses resulting from translating non-U.S. currency financial statements and the foreign currency impact of long-term loans with foreign subsidiaries that are not intended to be repaid in the foreseeable future are accumulated in a separate component of stockholders' equity under the caption "Accumulated other comprehensive income." Gains and losses from foreign currency transactions are included in net income. The Company's exposure to foreign currency risk is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

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

Employee Stock Option Plans (continued)

The Company is required under SFAS No. 123 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

Years ended September 30,

	2005	2004	2003

Net income (loss), as reported	$ 10,235	$ 5,123	$ (1,085)
Stock-based employee compensation
expense, net of related tax effects,
determined under fair value based
Method for all awards	(2,712)	(2,693)	(2,944)

Proforma net income (loss)	$ 7,523	$ 2,430	$ (4,029)

Earnings (loss) per share:
Basic, as reported	$ 0.50	$ 0.29	$ (0.07)
Basic, proforma	$ 0.37	$ 0.14	$ (0.26)
Diluted, as reported	$ 0.48	$ 0.28	$ (0.07)
Diluted, proforma	$ 0.36	$ 0.13	$ (0.26)

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, the existing valuation models may not provide a reliable measure of the fair value of the Company's employee stock options. (For additional information regarding this pro forma information, see Note 13 to the Consolidated Financial Statements.)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share- Based Payment," which is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Generally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as a charge to earnings in the financial statements based on the grant-date fair value of the award. The statement also requires the tax benefit associated with these share-based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognized in the financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt the standard in the first quarter of fiscal year 2006. Due to the number of expected outstanding unvested stock options as of October 1, 2005, the Company expects to incur material compensation expense after October 1, 2005 as these outstanding options vest. The Company's preliminary estimate is that this expense will reduce net income by approximately $2.5 million to $3.0 million in fiscal year 2006.

2.     Short-term Investments

During fiscal year 2005, management concluded that it was appropriate to classify its various auction-rate investments as Short-term investments, at cost. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as Short-term investments, at cost, on its Consolidated Balance Sheet as of September 30, 2004 and in the schedule below. The Company has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the periods ending September 30, 2004 and September 30, 2003, to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification also does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period. The amount of securities that were reclassified totaled $11.8 million in the September 30, 2004 Consolidated Balance Sheet and Consolidated Statement of Cash Flow and $6.1 million in the September 30, 2003 Consolidated Statement of Cash Flow.

Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. Therefore, we have classified these securities as available for sale. As a result, we have no cumulative gross unrealized or realized holding gains or losses from our Short-term investments. All income generated from these Short-term investments is recorded as interest income.

During the years ended September 30, 2005 and September 30, 2004, available-for-sale securities were sold for total proceeds of $67.3 million and $52.5 million, respectively. Included in other income (expense), net is interest income pertaining to these investments of $1,171 thousand, $521 thousand, and $332 thousand in 2005, 2004, and 2003, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.     Short-term Investments (continued)

At September 30, short-term investments consist of the following (in thousands)

	2005		2004

		Aggregate		Aggregate
Type of Investment	Cost	market value	Cost	Market value

Preferred stock(1)	$ 32,460	$ 32,507	$ 25,074	$ 25,104
Agency notes	3,000	3,003	1,763	1,776
Municipal bonds(1)	8,000	8,006	13,800	13,809
Corporate notes	-	-	5,711	5,780
Certificate of Deposit	-	-	3,999	4,015

	$ 43,460	$ 43,516	$ 50,347	$ 50,484

(1) Includes auction-rate securities

Contractual maturities of available-for-sale securities at September 30, 2005 are as follows (in thousands):

Estimated Market Value

Due in one year or less	$ 4,005
Due in 1-2 years	-
Due in 2-5 years	-
Due after 5 years	39,511

Total investments in available-for-sale securities	$ 43,516

3.     Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,

	2005	2004	Estimated Useful Lives

Computer hardware and software	$ 22,747	$ 25,733	2-4 years
Equipment	1,593	1,510	3 years
Furniture and fixtures	4,992	4,715	3-7 years
Land Lease	2,105	2,105	49 years
Building and leasehold improvements	19,008	19,973	4-49 years

	50,445	54,036	2-49 years
Accumulated depreciation and amortization	(25,595)	(28,130)

	$ 24,850	$ 25,906

Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense for the years ended September 30, 2005, 2004, and 2003 was $3.7 million, $3.8 million, and $5.1 million, respectively. Included in the building and leasehold improvements caption is the Corporate headquarter facility, which is subject to a mortgage lien, as described in Note 8 below.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.     Product Development Costs

Product development costs consist of the following (in thousands):

	September 30,

	2005	2004

Product development costs	$ 1,775	$ 1,608
Accumulated amortization	(1,321)	(1,234)

	$ 454	$ 374

Capitalized product development costs for the years ended September 30, 2005, 2004, and 2003 were approximately $839 thousand, $711 thousand, and $213 thousand, respectively. Amortization of capitalized product development costs for the years ended September 30, 2005, 2004 and 2003 was approximately $575 thousand, $607 thousand, and $351 thousand, respectively. In addition, during fiscal years 2005 and 2004, the Company wrote-off fully amortized product development costs of $615 thousand and $6.1 million, respectively.

5.     Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, the Company performed the annual reassessment and impairment of goodwill and indefinite-lived intangible assets tests required as of December 31, 2004, the end of the first quarter of fiscal year 2005. Management's determination of impairment is based on estimates of future cash flows. As a result of these annual tests, there was no indication of impairment. However, there can be no assurance that future goodwill or indefinite- lived intangible assets impairment tests will not result in a charge to earnings.

The balance of goodwill as of September 30, 2004 was $44.6 million. Additional goodwill recorded during fiscal year 2005 resulting from acquisitions was $6.1 million, which included: $1.1 million related to the purchase of Dimasi Strategic Research in August 2005; $4.0 million related to the purchase of MarkeTech Systems, Inc. in June 2005; $867 thousand related to the purchase of GeoBusiness Solutions Limited in February 2005 and $119 thousand of additional goodwill related to the September 2004 acquisition of Southbank Systems. (See Note 17 below for further information on the Company's recent acquisitions). The strengthening in foreign currencies versus the U.S. dollar increased goodwill by $237 thousand. The increases were primarily offset by a write-off of the remaining value of the Company's forty-nine percent equity investment in Alps Mapping Co. Ltd. ("Alps"), which included goodwill of $1.3 million. As a result, the goodwill balance at September 30, 2005 was $49.7 million.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.     Goodwill and Purchased Intangible Assets (continued)

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
September 30, 2005	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 2,778	$ (59)	$ 5,128	3-8 years
Customer intangibles	8,695	4,507	(60)	4,128	4-10 years
Trademarks	2,316	28	(36)	2,252	2 years-Indefinite
Other	467	342	-	125	3-5 years

Total	$ 19,443	$ 7,655	$ (155)	$ 11,633

		Accumulated	Effect of		Amortization
September 30, 2004	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 6,130	$ 1,896	$ -	$ 4,234	4-8 years
Customer intangibles	7,731	3,289	-	4,442	5-10 years
Trademarks	2,135	-	-	2,135	Indefinite
Other	346	266	-	80	3 years

Total	$ 16,342	$ 5,451	$ -	$ 10,891

Amortization of purchased intangible assets for the years ended September 30, 2005 and 2004 was $2.2 million and $1.3 million, respectively. The Company has reassessed the useful lives of the purchased intangible assets and concluded that no changes were required to the lives.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount
2006	$ 2,521
2007	2,521
2008	2,410
2009	1,574
2010	1,150
Thereafter	1,456

6.     Investments

Alps Mapping Co. Ltd. In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading Japanese data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $750 thousand) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In February 2002, the Company redeemed, at face value, one

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.     Investments (continued)

debt instrument of 100 million Yen (approximately $750 thousand). In addition, the remaining two debt instruments with warrants were converted into equity, which increased the Company's ownership in Alps to 49%. This investment is accounted for under the equity method of accounting and is included in the Americas geographic business segment. As of September 30, 2004, $300 thousand and $1.3 million pertaining to this investment was included on the Company's balance sheet under the captions "Investment and other assets" and "Goodwill", respectively.

During fiscal year 2005, the Company wrote-off the remaining balance of its equity investment in Alps based primarily on the Company's proportionate share of Alps' quarterly operating loss. The impact, net of effect of foreign currency and other adjustments, was approximately $1.4 million and has been included in the Company's Consolidated Income Statement under the caption "Other income (expense) - net." As a result of the write-down of the investment, the Company also recorded an impairment of the deferred tax asset related to this investment of approximately $600 thousand, which has been included in the Company's Consolidated Income Statement under the caption "Provision for income taxes."

7.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,

	2005	2004

Compensation	$ 4,308	$ 5,163
Royalties	5,971	5,637
Marketing	447	576
Commissions	1,645	1,696
Acquisition purchase price holdback	1,052	6,703
Value added taxes	1,900	1,767
Other	5,200	4,871

	$ 20,523	$ 26,413

8.     Mortgage Payable and Credit Facility

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 2.25%, with a 3.50% minimum, is payable monthly. As of September 30, 2005 and September 30, 2004, the outstanding balance due on this mortgage loan was $14.2 million and $14.5 million, respectively. As of September 30, 2005 and 2004, the amount included on the books of the Company for this facility was $15.7 million and $16.1 million, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.     Mortgage Payable and Credit Facility (continued)

Credit Facilities. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of September 30, 2005 and September 30, 2004 was $1.0 million and $1.9 million, respectively.

The Company has a $15.0 million credit facility with a commercial bank that expires on March 31, 2010. This credit facility requires the Company to pay a quarterly facility fee ranging from 0.25% to 0.375% based on the unused portion of the credit facility. As of September 30, 2005 and 2004, there were no outstanding borrowings under this credit facility. In addition, the Company has an agreement with another bank to provide a credit facility for up to $15.0 million that expires on March 31, 2010. On September 30, 2005 and September 30, 2004, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which we are in compliance.

Future minimum payments required under loan agreements that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2005 are $1.2 million, 2006; $457 thousand, 2007; $315 thousand, 2008; $315 thousand, 2009; $315 thousand, 2010 and $12.6 million thereafter.

9.      Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The notional rate of $14.2 million and the termination date of January 1, 2013 match the principal amount and maturity date of the mortgage loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 6.82%. The 6.82% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." At September 30, 2005, the fair value of the swap agreement, which represents the cash the Company would receive or pay to settle the agreement, was a receivable of $8 thousand. The current portion of $1 thousand is included on the balance sheet under the caption Other current assets and the long-term portion of $7 thousand is included under the caption Investments and other assets. At September 30, 2004, the fair value of the swap agreement was a payable of $397 thousand. The current portion of $48 thousand is included on the September 30, 2004 balance sheet under the caption Accrued liabilities and the long-term portion of $349 thousand is included under the caption Other long-term liabilities. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap agreement of $262 thousand for fiscal year 2005, $502 thousand for fiscal year 2004 and $332 thousand for fiscal year 2003.

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

The Company also leases office space of approximately 25,000 square feet in Windsor, England, which houses the European headquarters. The lease on this facility expires in 2012. In addition, the Company leases office space of approximately 41,000 square feet in Toronto, Canada, which houses a research and development center, as well as sales, marketing and support staff. The lease on this facility expires in 2014.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2005 are $27.3 million; or $5.3 million, 2006; $4.6 million, 2007; $4.3 million, 2008; $4.1 million, 2009; $3.0 million, 2010 and $6.0 million thereafter.

Sale/leaseback. In August 2005, through its wholly owned subsidiary, MapInfo Australia Pty. Limited, the Company sold a building and the related land in Brisbane, Australia for $2.1 million Australian dollars, or approximately $1.6 million U.S. dollars. Under the agreement, the Company is leasing back the property from the purchaser over a period of four years. The Company is accounting for the leaseback as an operating lease. The gain realized in this transaction was $1.0 million Australian dollars, or approximately $760 thousand U.S. dollars. The Company has deferred $632 thousand Australian dollars, or approximately $480 U.S. dollars, and is amortizing this deferred gain to income in proportion to rent charged over the term of the lease. At September 30, 2005, the remaining deferred gain of $619 thousand Australian dollars, or approximately $470 thousand U.S. dollars, is included in the Company's Consolidated Balance Sheet under the caption "Accrued Liabilities."

The lease requires the Company to pay customary operating and repair expenses. For the year ended September 30, 2005, the total rental expense incurred by the Company under this lease was $13 thousand, Australian dollars, or approximately $10 thousand U.S. dollars. The minimum lease payments required by the lease are as follows, in U.S. dollars:

Fiscal year	Amount
2006	$ 133
2007	133
2008	133
2009	118

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.     Commitments and Contingencies (continued)

Capital leases. Future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2005 are $366 thousand; or $148 thousand, 2006; and $218 thousand, 2007.

Total rent expense for the years ended September 30, 2005, 2004 and 2003 was approximately $4.5 million, $5.5 million and $4.7 million, respectively.

Indemnification. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company believes the liability for these agreements as of September 30, 2005 is not material. Accordingly, the Company has not recorded a charge to earnings for any liability for these agreements in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

Legal Proceedings. On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract, libel, unfair trade practices, and copyright infringement. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. The District Court dismissed one counterclaim and SRC voluntarily withdrew a second counterclaim; thirteen counterclaims remain. SRC is seeking money damages for lost profits in the amount of $15.5 million and statutory damages for the copyright infringement claims in an amount not to exceed $300 thousand. SRC is also seeking recovery of costs and attorneys' fees and treble damages for alleged violations of the Lanham Act. The Company believes the counterclaims are without merit and is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. The Company cannot predict the outcome of the litigation nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been accrued for this matter.

The Company also party to other legal proceedings, none of which it believes is material to its results of operations, financial condition, or cash flows.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes

Provision for (benefit from) income taxes consists of (in thousands):

	Year Ended September 30,

	2005	2004	2003

Current:
Federal	$ 396	$ 187	$ (315)
State	0	47	21
Foreign	3,974	2,049	966

	4,370	2,283	672

Deferred income taxes:
Federal	575	776	(1,314)
State	183	253	(87)
Foreign	(476)	104	64

	282	1,133	(1,337)

Provision for (benefit from) income taxes	$ 4,652	$ 3,416	$ (665)

In 2005, the provision for income taxes has been decreased by research and development tax credits of approximately $117 thousand from the US and $160 thousand from Canada. Additionally, in 2004, the benefit from taxes has been increased by research and development tax credits of approximately $386 thousand from Canada. In 2004, the Company did not record a benefit from research and development tax credits from the US. At September 30, 2005, the Company has approximately $2.9 million of research and development tax credit carryforwards, which begin to expire in 2008, approximately $74 thousand of alternative minimum tax credit carryforwards, which have no expiration date, and approximately $1.6 million of foreign tax credit carryforwards which begin to expire in 2006. The Company has approximately $108 thousand of New York State investment tax credit carryforwards, which begin to expire in 2015. The Company has approximately $25.0 million of Federal net operating loss carryforwards, which begin to expire in 2021, and $32.9 million of state net operating loss carryforwards, which begin to expire in 2019.

U.S income (loss) before taxes was $2.3 million, $2.9 million, and $(6.1 million) for the years ended September 30, 2005, 2004 and 2003, respectively. Foreign income before taxes was $12.6 million, $5.6 million, and $4.3 million, for the years ended September 30, 2005, 2004 and 2003, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Federal statutory income tax rate	34%	34%	(34%)
State taxes	1	2	(2)
Non-U.S. tax rates, repatriation of earnings and other
net charges associated with prior years	1	6	33
Tax-exempt investment income	-	-	(1)
Research and development credit	(2)	(2)	(41)
Valuation Allowance	6	(1)	3
Effect of enacted tax law changes	(9)	-	-
Other	-	1	4

	31%	(40%)	(38%)

Deferred income taxes recorded in the consolidated balance sheets at September 30, 2005 and 2004 consist of the following temporary differences:

	US		Non-US

	September 30,		September 30,
	2005	2004	2005	2004

Current deferred tax assets (liabilities):
Accrued expenses	$ 82	$ 140	$ 589	$ 403
Bad debt reserve	78	96	-	-
Inventory	100	95	-	-
Allowance for returns	98	149	-	-
Other current assets (liabilities)	21	30	(113)	(37)

Net current deferred tax assets	379	510	476	366

Long term deferred tax assets (liabilities):
Capitalized product development costs	(90)	(90)	-	-
Tax credit carryovers	4,574	3,109	-	-
Property and equipment	355	452	787	491
Accrued expenses	-	-	160	127
Intangible assets	(484)	(97)	(2,652)	(2,861)
Net Operating Loss	9,589	10,173	-	-
Other non-current assets	1,308	746	62	(37)

	15,252	14,293	(1,643)	(2,280)
Less: Valuation Allowance	1,113	133	383	-

Net long term deferred tax assets (liabilities)	14,139	14,160	(2,026)	(2,280)

Net Deferred Tax Assets (Liabilities)	$ 14,518	$ 14,670	$ (1,550)	$ (1,914)

The decrease in U.S. deferred tax assets from 2004 to 2005 includes $503 thousand of deferred tax benefit resulting from stock option exercises.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes (continued)

The valuation allowance at September 30, 2005 and 2004 was $1.1 million and $133 thousand, respectively for the U.S. and $383 thousand and $0 for Non-U.S., respectively. In addition, $960 thousand of the $1.1 million valuation allowance is for the investment impairment charge of Alps Mapping. The Company is required to assess the realization of the deferred tax assets. Significant changes in circumstances may require adjustments during interim or annual periods. In 2004 and 2005 a portion of the Company's future tax benefits relating to foreign tax credits ($52 thousand), research and development credits ($101 thousand) required a valuation allowance. A change occurred in the valuation allowance for foreign tax credits as a result of a change in the tax law extending the carryforward period from five years to ten years. In 2005, the future tax benefits of capital losses ($960 thousand for U.S. and $383 thousand for Non-U.S.) were fully reserved as it is more likely than not that they will not be realized due to the short carryforward period. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the net deferred tax assets actually could vary if there are differences in timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If the forecast is determined to no longer be reliable due to uncertain market conditions, the long-term forecast will require reassessment. As a result, the Company may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Management has estimated and accrued for potential federal and state tax audit adjustments.

The 2004 Australia deferred tax components were reclassified to be consistent with the 2005 classification. The following components were reclassified: accruals from short-term to long-term and low value pool to long-term Other Non-current.

The Company has not recognized U.S. deferred tax income taxes on approximately $22.7 million of undistributed earnings of its foreign subsidiaries because management considers such earnings to be permanently reinvested. In the event such earnings are distributed, the Company may be subject to U.S. income taxes and foreign withholding, net of allowable foreign tax credits or deductions.

On October 22, 2004, the American Jobs Creation Act became effective. This act contained a provision that extended the foreign tax credit carryforward period from five years to ten years, as stated above, enabling the Company to recognize an additional tax benefit of approximately $1.3 million for foreign tax credits generated in tax years ended September 30, 2003 and September 30, 2002. This act contains two provisions that could have had an impact on the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities and Foreign Earnings Repatriation. After evaluating the effects of these provisions, the Company has decided not to implement strategies for these provisions as of September 30, 2005.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.     Stockholders' Equity

Earnings Per Share

The following represents the basic and diluted earnings per share amounts for the years ended September 30, 2005, 2004, and 2003 (in thousands, except per share amounts):

	Year Ended September 30,

	2005	2004	2003

Net income	$ 10,235	$ 5,123	$ (1,085)

Weighted average shares for basic EPS	20,553	17,959	15,307
Effect of dilutive stock options	595	555	-

Weighted average shares and assumed exercise of stock options for diluted EPS	21,148	18,514	15,307

Basic EPS	$ 0.50	$ 0.29	$ (0.07)
Diluted EPS	$ 0.48	$ 0.28	$ (0.07)

The impact of options for the year ended September 30, 2003 was anti-dilutive and therefore was excluded from the calculation. If the impact of options had not been anti-dilutive, the effect of dilutive options would have been 191,000. The impact of outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock was anti-dilutive and therefore excluded from the calculation. Outstanding stock options with an exercise price equal to or greater than the average market price of the Company's common stock for the years ended September 30, 2005, 2004, and 2003 were 914,000 shares, 752,000 shares, and 1,554,000 shares, respectively.

13.     Employee Stock Purchase and Stock Option Plans

Treasury Shares

In July 2002, the Board of Directors authorized the Company to repurchase from time to time up to $10.0 million of the Company's Common Stock on the open market or in negotiated transactions. This repurchase program remained in effect until September 30, 2004. The Company used the repurchased shares for issuance upon exercise of employee stock options and purchases under the Company's stock purchase plan. This repurchase program was funded with the Company's working capital. The Company did not repurchase any of its common stock during the fiscal years ended September 30, 2005 and September 30, 2004. During the fiscal year ended September 30, 2003, the Company repurchased 47,055 shares at a cost of $268 thousand.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,512,500 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

their gross compensation during an offering period. During the fiscal years ended September 30, 2005, 2004, and 2003, employees purchased 237,657; 241,754; and 501,291 shares, respectively. The weighted average fair value per share during the fiscal years ended September 30, 2005, 2004, and 2003, was $8.83, $8.61, and $2.86, respectively.

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted between July 1996 and September 2003, typically vest over 4 years and expire 10 years from the date of grant. Options granted after September 2003, typically vest over 4 years and expire 5 years from the date of grant. At September 30, 2005, options for 2,174,682 shares were vested and 272,784 were available for future grants under the plans.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance, September 30, 2002	2,539,792	$ 13.31

Options granted	560,700	3.85
Options forfeited	(403,997)	17.70
Options exercised	(104,516)	4.91

Balance, September 30, 2003	2,591,979	10.92

Options granted	776,350	11.60
Options forfeited	(125,896)	15.98
Options exercised	(155,544)	6.13

Balance, September 30, 2004	3,086,889	11.12
Options granted	668,175	10.64
Options forfeited	(117,059)	19.15
Options exercised	(214,185)	5.74

Balance, September 30, 2005	3,423,820	$ 11.09

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2005 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/30/05	Contractual Life	Exercise Price	at 9/30/05	Exercise Price

$3.21 to $5.56	747,356	4.95	$ 4.27	612,264	$ 4.45
$5.67 to $9.01	759,730	3.85	8.09	577,517	7.92
$9.05 to $10.61	713,966	5.21	9.91	359,178	10.11
$10.67 to $13.55	749,729	4.76	12.29	172,934	12.92
$14.00 to $47.25	453,039	5.48	27.27	452,789	27.28

	3,423,820	4.79	$ 11.09	2,174,682	$ 11.73

The weighted average number of shares exercisable at September 30, 2004 and 2003 was 1,882,566 and 1,563,102, respectively. The weighted average exercise price was $11.84 and $12.08 at September 30, 2004 and 2003, respectively.

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

The weighted average fair value of options granted under the plans during fiscal years 2005, 2004, and 2003 was $4.76, $6.26, and $2.28, respectively. The weighted average assumptions for the various option plans range from:

	2005	2004	2003

Risk-free interest rate	3.5%	2.5%	2.5%
Expected term	4.1 years	4.0 years	5.8 years
Company's expected volatility	53%	72%	65%
Dividend yield	None	None	None

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.     Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. The Company may at its option contribute up to $0.50 for each $1.00 contributed by a participant to the plan, up to a maximum of 4% of the participant's annual compensation. Compensation expense for the years ended September 30, 2005, 2004, and 2003 was $1,011 thousand, $964 thousand, and $830 thousand, respectively.

15.     Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 2005, the Company had $6.9 million in U.S. banks in excess of insured limits and $20.5 million in uninsured foreign banks. The Company sells a significant portion of its product through third-party distributors. For fiscal year 2005, the telecommunications sector, retail sector, the public sector, and financial services sector represented 17 percent, 22 percent, 32 percent, and 8 percent of total revenues of the Company, respectively.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.     Segment Information (continued)

Geographic Segments

The Company's geographic segments are discussed below.

Summarized financial information by geographic segment for 2005, 2004, and 2003, as taken from the internal management accounting system discussed above, is as follows (in thousands):

	September 30,

	2005	2004	2003

Revenue:
Americas	$ 72,491	$ 69,388	$ 59,889
EMEA	55,683	38,811	32,348
Asia/Pacific	21,250	16,474	14,018

Total revenue	$ 149,424	$ 124,673	$ 106,255

Operating income:
Americas	$ 16,141	$ 18,486	$ 9,819
EMEA	17,271	11,562	8,463
Asia/Pacific	8,799	6,975	5,862
Corporate adjustments	(26,509)	(26,324)	(26,227)

Total operating income (loss)	$ 15,702	$ 10,699	$ (2,083)

Depreciation and amortization included in operating income consists of:
Americas	$ 3,986	$ 4,089	$ 4,729
EMEA	2,599	1,779	1,502
Asia/Pacific	297	187	268

Total depreciation and amortization	$ 6,882	$ 6,055	$ 6,499

Capital Expenditures
Americas	$ 2,480	$ 2,010	$ 2,727
EMEA	430	357	423
Asia/Pacific	201	346	268

	$ 3,111	$ 2,713	$ 3,418

Goodwill
Americas	$ 29,104	$ 25,866	$ 19,388
EMEA	17,208	16,658	-
Asia/Pacific	3,349	2,068	1,955

Total goodwill	$ 49,662	$ 44,592	$ 21,343

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

The following is revenue and long-lived assets information for geographic locations.

	September 30,

	2005	2004	2003

Revenue:
U.S.	$ 60,712	$ 58,885	$ 49,672
United Kingdom	50,925	21,926	16,732
All other countries	37,787	43,862	39,851

Total Revenue	$ 149,424	$ 124,673	$ 106,255

Long-Lived Assets:
U.S.	$ 48,878	$ 45,999	$ 43,615
United Kingdom	25,989	26,614	1,982
All other countries	12,650	10,677	10,213

Total identifiable assets	$ 87,517	$ 83,290	$ 55,810

The Long-Lived Assets reported above differ from the Company's total assets as current assets and deferred income taxes are not included in long-lived assets above.

In 2005, 2004, and 2003 no single customer accounted for 10% or more of the Company's revenues.

17.     Acquisitions

Dimasi Strategic Research Pty. Ltd. On August 1, 2005, through its wholly owned subsidiary, MapInfo Australia Pty. Ltd, the Company acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market and research company specializing in the retail and property sectors, provides various location analytics products and services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.6

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.     Acquisitions (continued)

million Australian dollars, or approximately $2.0 million US dollars, subject to a working capital adjustment based upon the closing balance sheet. In addition the Company may pay up to $1.2 million Australian dollars, or approximately $912 thousand US dollars, in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.6 million Australian dollars, or approximately $2.0 million US dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand US dollars, is included in the Company's September 30, 2005 Consolidated Balance Sheet as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which represents the working capital adjustment and the indemnification obligations of the seller

As of September 30, 2005, goodwill recorded as a result of the acquisition was $1.1 million. The goodwill was assigned to the Asia/Pacific geographic segment. None of the $1.1 million is expected to be deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, the Company has included the results of operations in the financial statements effective August 1, 2005. The pro forma effects of the Dimasi acquisition on the Company's income statement and balance sheet were not material. Twenty-four employees of Dimasi became employees of MapInfo at the date of the acquisition.

MarkeTech Systems, Inc. On June 2, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of MarkeTech Systems, Inc., or MarkeTech, a privately held company headquartered in Raleigh, North Carolina. MarkeTech is a provider of software, data, and services for use by retail banks to enhance branch network sales and profitability. The initial purchase price, including acquisition-related expense, was $5.8 million, subject to a working capital adjustment based upon the closing balance sheet. In addition, the Company may pay up to $2.0 million in contingent consideration to MarkeTech based on the profitability of the acquired business over the first year following the closing. The purchase was completed with $5.8 million in cash on hand, of which $855 thousand is included in the Company's September 30, 2005 Consolidated Balance Sheet as "Restricted Cash." This represents the amount being held in escrow pursuant to the acquisition agreement, of which $285 thousand represents the working capital adjustment and $570 thousand represents the indemnification obligations of the seller for 18 months after closing.

As of September 30, 2005, goodwill recorded as a result of the acquisition was $4.0 million and was assigned to the Americas geographic segment. Of the $4.0 million in goodwill, approximately $3.9 million is expected to be deductible for tax purposes. Intangibles assets acquired, other than goodwill, totaled $1.7 million with a 4-year estimated weighted average useful life. Of the $1.7 million of acquired intangible assets, $1.1 million has been identified as

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.     Acquisitions (continued)

technology intangibles (4-year estimated weighted average useful life), $470 thousand as customer intangibles (4-year estimated weighted average useful life), $80 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $45 thousand (2-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, the Company has included the results of operations in the financial statements effective June 2, 2005. The pro forma effects of the MarkeTech acquisition on the Company's income statement and balance sheet were not material. Twenty-three employees of MarkeTech became employees of MapInfo upon the completion of the acquisition.

GeoBusiness Solutions Limited. On February 17, 2005, through its wholly owned subsidiary, MapInfo UK Limited, the Company completed the acquisition of all of the outstanding shares of GeoBusiness Solutions Limited, or GeoBusiness, a privately held company based in Wendover, United Kingdom. GeoBusiness provides an established offering of specialized products and consultancy services in site location and customer analytics in the United Kingdom, particularly for the retail and leisure property markets. The initial purchase price, including acquisition related expense, was ₤1.1million, or approximately $2.0 million, and was financed with cash on hand. In addition, the Company may pay up to ₤1.0 million, or approximately $1.9 million, in contingent consideration based on GeoBusiness' profitability over the two-year period following the acquisition. The total of GeoBusiness' net assets acquired by the Company was ₤265 thousand or approximately $500 thousand.

As of September 30, 2005, goodwill recorded as a result of the acquisition was approximately $867 thousand. The goodwill was assigned to the EMEA geographic segment. None of the approximately $867 thousand is expected to be deductible for tax purposes.

Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average estimated useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, the Company has included the results of operations in the financial statements effective February 17, 2005. The pro forma effects of the GeoBusiness acquisition on the Company's income statement and balance sheet were not material. Twenty-one employees of GeoBusiness became employees of MapInfo upon the completion of the acquisition.

Southbank Systems Limited. On September 7, 2004, through its wholly owned subsidiary, MapInfo UK Limited, the Company completed the acquisition of all of the outstanding shares of Southbank Systems Limited, or Southbank, a privately held company headquartered in Chatham, United Kingdom. Southbank is a provider of infrastructure management software and services solutions for the public sector in the United Kingdom and the Asia-Pacific region. Southbank also has operations in Australia, and New Zealand. The purchase price was ₤11.7 million, or approximately $21.1 million, in cash, subject to a net asset

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.     Acquisitions (continued)

adjustment. In October 2004, the Company paid an additional ₤3.2 million, or approximately $5.7 million, in cash, as a preliminary net asset adjustment. The acquisition has strengthened the Company's offering to the public sector, one of its targeted vertical markets.

As a result of this transaction, Southbank became a wholly owned subsidiary of MapInfo UK Limited. The acquisition is being accounted for as a purchase and, accordingly, Southbank's results of operations have been included in the Company's consolidated financial statements since the date of acquisition. Seventy-four employees of Southbank became employees of MapInfo upon the completion of the acquisition.

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

Goodwill recorded as a result of the acquisition totaled $16.7 million. Intangible assets acquired, other than goodwill, totaled $8.6 million. Of the $8.6 million of acquired intangible assets, $1.6 million was assigned to trademarks and are not subject to amortization. The

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.     Acquisitions (continued)

remaining $7.0 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up the $7.0 million include: technology intangibles of $3.5 million (8-year weighted average useful life), and customer intangibles of $3.5 million (5-year weighted average useful life). The allocation of the purchase price was based on preliminary data. In November 2005, the final valuation of net assets was obtained, resulting in an additional payment by the Company of approximately $80 thousand. This additional payment will be recorded as an increase to goodwill. The $16.7 million of goodwill was assigned to the EMEA geographic segment. Of the $16.7 million, $2.6 million is expected to be deductible for tax purposes.

18.     Strategic Restructuring

In response to a reduction in spending by telecommunication companies and reduced IT spending in most of the Company's markets, the Company reduced operating expenses during 2003. Overall expense reductions included headcount reductions, restructuring of the business model in Japan, and the consolidation of the Company's Canadian operations. As a result of these and other restructuring actions, total Company headcount, excluding 90 employees that were added as a result of the January 2003 Thompson acquisition, was reduced to 618 at September 30, 2003 from 681 at September 30, 2002.

Employee Severance. The Company expensed severance costs during 2003 by geographic region and as summarized below (in thousands):

	Year Ended September 30, 2003

	Number of	Severance
	Employees	Cost

Geographic Region
Americas	54	$ 1,907
EAME	9	236
Asia/Pacific	-	-

Total	63	$ 2,143

During fiscal year 2003, $2.1 million of severance cost was expensed. Of the $2.1 million, $163 thousand was included as Cost of revenues; $262 thousand was Research and development expense; $714 thousand was Selling and marketing expense; and $1.0 million was General and administrative expense in the Income Statement. As of September 30, 2003, $260 thousand of this severance expense was not yet paid and was outstanding on the balance sheet of the Company. These severance obligations were satisfied during the first half of fiscal year 2004.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

1.            Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial offer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Controls and Procedures. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2.            Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management excluded Dimasi Strategic Research Pty. Ltd., MarkeTech Systems, Inc. and Geobusiness Solutions Ltd. from its assessment of internal control over financial reporting as of September 30, 2005 because these businesses were acquired in purchase business combinations in fiscal year 2005. The aggregate of these acquisitions represented 0.4% and 2% of the Company's consolidated total assets and revenues as of the end of the fiscal year, respectively.

Based on our assessment, management concluded that, as of September 30, 2005, our internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report included under Item 8.

ITEM 9B.     OTHER INFORMATION

On December 14, 2005, MapInfo Corporation entered into an agreement with Citizen's Bank, N.A., which amends the prior Revolving Credit Facility between the Company and Citizen's Bank. Effective September 26, 2005, the Agreement extends the term of the revolving credit facility to 5 years ending on March 31, 2010. Borrowings under the Agreement will bear interest at a floating rate based on the Citizen's Bank's prime rate or the rate offered the Bank for Eurodollar deposits by lending banks in the London Interbank Market, at the Company's discretion.

The ability of the Company to borrow under the Agreement is subject to the Company's ongoing compliance with certain financial covenants and other covenants, including a covenant as to the Company's consolidated net worth. In addition, under the terms of the Agreement, if any borrowings are outstanding and any event of default occurs, including a payment default or insolvency of the Company, the Citizen's Bank would be entitled to accelerate any outstanding amounts owed by the Company.

The Company has obtained this revolving credit facility for working capital and general corporate purposes, including possible acquisitions.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, a code of ethics that applies to all of our employees. This code of ethics is publicly available on our website at www.mapinfo.com/company/investors/governance. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11.     EXECUTIVE COMPENSATION

The response to this item is contained in our 2006 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                       MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2006 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in our 2006 Proxy Statement under the caption "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is contained in our 2006 Proxy Statement under the caption "Ratification of Selection of Independent Auditors" and is incorporated herein by reference.

PART IV.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)     See Item 8 for Index to Consolidated Financial Statements

(1)   Consolidated Financial Statement Schedule for the years ended September 30, 2005, 2004, and 2003 included in Item 15(d):

Schedule VIII -     Valuation and Qualifying Accounts

(2)   Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(b)     See the attached Exhibit Index and the exhibits referenced therein.

(c)     See attached Financial Statement Schedule.

Listing of Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant, as Amended. (A)

3.2	Amended By-Laws of the Registrant, as of September 30, 2002. (A)

4	Specimen Certificate for shares of the Registrant's Common Stock. (A)

10.1+	1993 Stock Incentive Plan, as amended to date. (B)

10.2+	1993 Director Stock Option Plan, as amended to date. (B)

10.3	2002 Stock Incentive Plan (C)

10.4	Form of Non-Qualified Stock Option Agreement issued pursuant to 2002 Stock Option Plan

10.5	2005 Stock Incentive Plan

10.6	Form of Non-Qualified Stock Option Agreement issued pursuant to 2005 Stock Option Plan

10.7	First Modification Agreement dated December 14, 2005 to Credit Facility by and between the Registrant and Citizen's Bank N.A. (formerly Charter One Bank. N.A.)

10.8	Guaranty dated December 14, 2005 by and between the Registrant and Citizen's Bank N.A. (formerly Charter One Bank. N.A.)

10.9	Guaranty dated August 3, 2005 by and between the Registrant and JPMorgan Chase Bank, NA.

10.10	Second Amendment dated August 3, 2005 to Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan Chase Bank, NA subsequently amended March 31, 2004. (M)

10.11+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Mark P. Cattini. (L)

10.12+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and John C. Cavalier. (L)

10.13+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Michael J. Hickey. (L)

10.14+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and K. Wayne McDougall. (L)

10.15+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and George Moon. (L)

10.16+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Bert C. Tobin. (L)
76

10.17+	Employment Agreement dated October 1, 2004 by and between the Registrant and Daniel T. Gerron. (K)

10.18+	Employment Agreement dated October 1, 2004 by and between the Registrant and James D. Scott. (K)

10.19+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of December 8, 2004 by and between the Registrant and Daniel T. Gerron. (K)

10.20+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of January 31, 2005 by and between the Registrant and James D. Scott. (K)

10.21+	Employment Agreement dated October 1, 2003 by and between the Registrant and Mark Cattini. (J)

10.22+	Employment Agreement dated October 1, 2003 by and between the Registrant and John C. Cavalier. (J)

10.23+	Employment Agreement dated October 1, 2003 by and between the Registrant and K. Wayne McDougall. (J)

10.24+	Employment Agreement dated October 1, 2003 by and between the Registrant and Michael Hickey. (J)

10.24+	Employment Agreement dated October 1, 2003 by and between the Registrant and George Moon (J)

10.26+	Employment Agreement dated October 1, 2003 by and between the Registrant and Bert Tobin. (J)

10.27+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini. (J)

10.28+	Employee Patent, Confidential Information, and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (F)

10.29+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of September 4, 2002 by and between the Registrant and K. Wayne McDougall. (H)

10.30+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of June 3, 1995 by and between the Registrant and Michael Hickey. (J)

10.31+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement by and between the Registrant and George Moon. (J)
77

10.32+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of April 15, 1996 by and between the Registrant and Bert Tobin. (J)

10.33	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (F)

10.34	Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001 (B)

10.35	First Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (B)

10.36	Second Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (B)

10.37+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Stock Option Plan, as amended. (A)

10.38+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Director Stock Option Plan, as amended. (A)

10.39	Amended and Restated Mortgage and Security Agreement dated December 18, 2002 by and between Rensselaer County Industrial Development Agency and MapInfo Realty, LLC (I)

10.40	Amended and Restated Promissory Note dated December 18, 2002 by and between MapInfo Realty, LLC and Charter One Bank, F.S.B. (I)

10.41	Amended and Restated Guaranty Agreement dated December 18, 2002 by and between the Registrant and Charter One Bank, F.S.B. (I)

10.42	Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan Chase Bank, NA. (C)

10.43	First Amendment dated March 31, 2004 to Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan Chase Bank, NA. (C)

10.44	Promissory note dated March 31, 2004 by and between the Registrant and JPMorgan Chase Bank, NA. (C)

10.45	Credit Facility dated September 29, 2004 by and between the Registrant and Charter One Bank. N.A. (C)

10.46	Promissory Note dated September 29, 2004 by and between the Registrant and Charter One Bank. N.A. (C)

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP
78

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

____________

(A)     Incorporated herein by reference from the exhibits to the Form 10-K for the year-ended September 30, 2002.

(B)    Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2001.

(C)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 2004.

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

(K)    Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended December 31, 2004.

(L)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2005.

(M)     Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended June 30, 2005.

+      Management contract or compensation plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2005

ITEM 15(d)

FINANCIAL STATEMENT SCHEDULE

MapInfo Corporation and Subsidiaries
Valuation and Qualifying Accounts
Schedule VIII

(Dollars in thousands)

	Column B	Column C		Column D	Column E

Column A	Balance at	Additions	Additions		Balance at

	Beginning	charged to	charged to		end of
Description	of period	expense, net	other accounts	Deductions	period

Year ended September 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,489	(61)	217(2)	(463)(1)	$ 2,182
Year ended September 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,182	(67)	(204)(2)	(87)(1)	$ 1,824
Year ended September 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,824	100	(2)(2)	(342)(1)	$ 1,580

(1)  Uncollectible accounts written off.

(2)  Allowance for sales returns.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION

(Registrant)

By:	/s/ MARK P. CATTINI
Mark P. Cattini
President and Chief Executive Officer

Date:	December 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark P. Cattini	President and Chief Executive Officer	December 6, 2005
Mark P. Cattini	(Principal Executive Officer)

/s/ JOHN C. CAVALIER	Chairman of the Board	December 6, 2005
John C. Cavalier

/s/ K. Wayne McDougall	Vice President, Treasurer	December 6, 2005
K. Wayne McDougall	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Joni Kahn	Director	December 6, 2005
Joni Kahn

/s/ Thomas L. Massie	Director	December 6, 2005
Thomas L. Massie

/s/ Simon J. Orebi Gann	Director	December 6, 2005
Simon J. Orebi Gann

/s/ Robert Schechter	Director	December 6, 2005
Robert Schechter