Form 10-K/A
period 2005-09-30
MAPINFO CORP
filed 2006-02-08
CIK 916238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

For Annual and Transition Reports Pursuant to

Sections 13 or 15(d) of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

MapInfo Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as originally filed with the Securities and Exchange Commission on December 14, 2005, for the sole purpose of correcting inadvertent omissions from and refiling the Section 302 certifications. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ MARK P. CATTINI
Mark P. Cattini
President and Chief Executive Officer

Date: February 8, 2006

INDEX TO EXHIBITS

Exhibit

Number Description

31.3 Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.4 Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).