Form 10-Q
period 2005-12-31
MAPINFO CORP
filed 2006-02-09
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

    (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 2006 was 20,892,175.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2005

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended December 31

	2005	2004

Net revenues:
Products	$ 28,638	$ 27,276
Services	10,296	7,423

Total net revenues	38,934	34,699

Cost of revenues:
Products	5,058	5,740
Services	7,053	4,643

Total cost of revenues	12,111	10,383

Gross profit	26,823	24,316

Operating expenses:
Research and development	6,275	5,730
Selling and marketing	12,766	11,547
General and administrative	5,401	3,906

Total operating expenses	24,442	21,183

Operating income	2,381	3,133
Interest income	657	338
Interest expense	(278)	(305)
Other income (expense) - net	(148)	(1,247)

Interest and other income (expense), net	231	(1,214)

Income before provision for income taxes	2,612	1,919
Provision for income taxes	986	760

Net income	$ 1,626	$ 1,159

Earnings per share:
Basic	$ 0.08	$ 0.06
Diluted	$ 0.08	$ 0.06

Weighted average shares outstanding:
Basic	20,835	20,370
Diluted	21,558	20,931

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	December 31,	September 30,
	2005	2005

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 30,394	$ 29,045
Restricted cash	1,075	1,311
Short-term investments, at cost	44,098	43,460

Total cash and short-term investments	75,567	73,816
Accounts receivable, less allowance of $1,470 and $1,580
at December 31, 2005 and September 30, 2005, respectively	29,514	31,831
Inventories	499	548
Deferred income taxes	852	855
Other current assets	4,651	4,435

Total current assets	111,083	111,485
Property and equipment - net	24,770	24,850
Product development costs - net	349	454
Deferred income taxes	13,914	14,140
Goodwill	49,357	49,661
Other intangible assets - net	10,813	11,633
Investments and other assets	969	919

Total assets	$ 211,255	$ 213,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,224	$ 1,367
Accounts payable	2,893	3,639
Accrued liabilities	19,235	20,523
Deferred revenue	19,057	20,543
Income taxes payable	2,059	2,385

Total current liabilities	44,468	48,457
Long-term debt	14,021	14,277
Deferred income taxes, long-term	2,150	2,027
Deferred revenue, long-term	294	360
Other long-term liabilities	344	357

Total liabilities	61,277	65,478

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	42	41
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	106,214	104,869
Retained earnings	42,709	41,083
Accumulated other comprehensive income	1,013	1,671

Total stockholders' equity	149,978	147,664

Total liabilities and stockholders' equity	$ 211,255	$ 213,142

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Three months
	Ended December 31,

	2005	2004

Cash flows from (used for) operating activities
Net income	$ 1,626	$ 1,159
Depreciation and amortization	1,774	1,846
Stock-based compensation expense	863	-
Allowance for accounts receivable	(7)	(24)
Tax benefit from option exercises	-	57
Loss on minority investments	-	1,126
Provision for deferred income taxes	387	(193)
Changes in operating assets and liabilities:
Accounts receivable	2,000	2,363
Inventories	18	(8)
Other current assets	(591)	875
Accounts payable and accrued liabilities	(1,481)	(3,339)
Deferred revenue	(1,232)	(1,349)
Income taxes payable	(285)	(654)

Net cash from operating activities	3,072	1,859

Cash flows (used for) from investing activities
Additions to property and equipment	(848)	(618)
Capitalized translation costs	(51)	(230)
Acquisition of business and technology	(157)	(6,750)
Purchase of available-for-sale short-term investments	(6,842)	(4,761)
Sale of available-for-sale short-term investments	6,204	16,337

Net cash (used for) from investing activities	(1,694)	3,978

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(400)	(327)
Proceeds from exercise of stock options and ESPP purchases	483	233

Net cash from (used for) financing activities	83	(94)

Effect of exchange rates on cash and cash equivalents	(112)	274

Net change in cash and equivalents	1,349	6,017
Cash and equivalents, beginning of period	29,045	22,486

Cash and equivalents, end of period	$ 30,394	$ 28,503

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

The September 30, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Stock Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company's 2006 fiscal year. The Company's Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 was $667 thousand, net of income taxes. There was no stock-based compensation expense recognized during the three months ended December 31, 2004.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Income Statement, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Income Statement for the first quarter of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company's Income Statement for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

The Company used the Black-Scholes option-pricing model ("Black-Scholes") as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2005 was $5.93 using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended
December 31, 2005

Expected volatility	49.6%
Risk-free interest rate	4.4%
Expected dividends	0%
Expected term	3.6 years

We selected the implied volatility approach based upon our assessment that implied volatility is more reflective of market conditions and a better indicator of expected volatility. The risk-free rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payments. The estimated expected term is based on employee exercise behavior based on our stock price return history.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the three months ended December 31, 2005, which was allocated as follows:

Three months ended
December 31, 2005

(In thousands)
Cost of revenues - Products	$ 12
Cost of revenues - Services	82

Stock-based compensation expense included in cost of revenues	94

Research and development	138
Selling and marketing	192
General and administrative	439

Stock based compensation expense included in operating expenses	769

Total stock-based compensation expense	863
Tax benefit	(196)

Stock-based compensation expense, net of tax	$ 667

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table reflects net income and diluted earnings per share for the three months ended December 31, 2005 compared with the proforma information of the Company for the three months ended December 31, 2004 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

Three months ended December 31,

	2005	2004 Proforma

(In thousands, except per share data)
Net income, as reported for the prior period (1)	N/A	$ 1,159

Stock-based compensation expense	$ 863	1,180
Tax benefit	196	467

Stock-based compensation expense, net of tax (2)	667	713

Net income including the effect of stock-based compensation expense (3)	$ 1,626	$ 446

Earnings per share:
Basic, as reported for the prior period (1)		$ 0.06
Diluted, as reported for the prior period (1)		$ 0.06
Basic, including the effect of stock-based compensation expense (3)	$ 0.08	$ 0.02
Diluted, including the effect of stock-based compensation expense (3)	$ 0.08	$ 0.02

(1) Net income and earnings per share for periods prior to fiscal year 2006 does not include stock-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2) Stock-based compensation expense for periods prior to fiscal year 2006 was calculated based on the pro forma application of SFAS 123.

(3) Net income and earnings per share for periods prior to fiscal year 2006 represent pro forma information based on SFAS 123.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 2005 and 2004.

	Three months ended December 31,

	2005	2004

	(In thousands, except per share data)

Net income	$ 1,626	$ 1,159

Weighted average shares for basic EPS	20,835	20,370
Effect of dilutive stock options	723	561

Weighted average shares and assumed exercise of
stock options for diluted EPS	21,558	20,931

Basic EPS	$ 0.08	$ 0.06
Diluted EPS	$ 0.08	$ 0.06

Net income for the three months ended December 31, 2005 included stock-based compensation expense under SFAS 123(R) of $667 thousand, net of income taxes. There was no stock-based compensation expense recorded under SFAS 123 in the three months ended December 31, 2004 because the Company did not adopt the recognition provisions of SFAS 123. (See Note 2 to Financial Statements for proforma information).

Stock options are considered anti-dilutive if the number of shares the company can repurchase with all forms of exercise proceeds exceed the weighted shares outstanding in the option. In addition, the impact of options with an exercise price equal to or greater than the average market price of the Company's common stock is also anti-dilutive. Anti-dilutive stock options are excluded from the calculation of earnings per share. Anti-dilutive stock options for the three months ended December 31, 2005 and 2004, were 1.2 million shares and 902 thousand shares, respectively.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

4.  Comprehensive Income

Comprehensive income was as follows:

	Three months Ended,
	December 31,

	2005	2004

	(In thousands)

Net income	$ 1,626	$ 1,159
Derivative valuation adjustment	152	104
Change in accumulated translation adjustments	(810)	1,966

Total comprehensive income	$ 968	$ 3,229

5.  Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The variable interest rate on the mortgage loan is the sum of the 30-day LIBOR rate plus 1.35%. The interest rate swap has fixed the effective interest rate that the Company will pay at 5.92%. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This has been classified and accounted for as a cash flow hedge.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

5.  Derivative Instruments and Hedging Activities (continued)

At December 31, 2005 and September 30, 2005, the fair value of the swap agreement, which represents the cash the Company would receive to settle the agreement, was $160 thousand and $8 thousand, respectively. The current portion of $23 thousand and $1 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $137 thousand and $7 thousand is included under the caption "Investments and other assets" as of December 31, 2005 and September 30, 2005, respectively. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $17 thousand and $97 thousand for the three months ended December 31, 2005 and December 31, 2004, respectively.

6.  Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, analytical, training and technical support services.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has reportable segments by geography: the Americas, EMEA (Europe, the Middle East, and Africa) and Asia-Pacific.

The Company's geographic segments are discussed below.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three months ended December 31, 2005 and 2004, as taken from the internal management accounting system discussed above, is as follows:

	Three Months Ended
	December 31,

	2005	2004

Net revenues:	(in thousands)
Americas	$ 19,623	$ 16,902
EMEA	13,314	13,559
Asia-Pacific	5,997	4,238

Total net revenues	$ 38,934	$ 34,699

Operating income:
Americas	$ 4,096	$ 3,654
EMEA	3,726	4,101
Asia-Pacific	2,241	1,353
Corporate adjustments:
Cost of revenues-product	(12)	-
Cost of revenue-services	(82)	-
R&D	(3,904)	(3,615)
Selling and Marketing	(1,803)	(1,349)
G&A	(1,881)	(1,011)

Total operating income	$ 2,381	$ 3,133

The operating income by segment above differs from the amounts presented under accounting principles generally accepted in the United States of America because the Company does not allocate certain costs for research and development, marketing, and general and administrative activities to the geographic locations. Also included in the corporate adjustments above, is the effect of SFAS 123(R), which the Company adopted on October 1, 2005 and does not allocate to the geographic locations. See Note 2 to the Notes to Financial Statement for further details. The table above reconciles the operating income by geographic segment to operating income as reported on the Income Statements by including adjustments for certain unallocated costs.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Commitments and Contingencies

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 1.35% is payable monthly. As described in Note 5 above, the Company has entered into an interest rate swap agreement to convert this variable rate mortgage loan to a fixed rate. At December 31, 2005 and September 30, 2005, the outstanding balance due on this mortgage loan was $14.1 million and $14.2 million, respectively.

Credit Facilities. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of December 31, 2005 and September 30, 2005, was $784 thousand and $1.0 million, respectively.

In addition, the Company has a $15.0 million credit facility with a commercial bank that expires on March 31, 2010. This credit facility requires the Company to pay a quarterly facility fee ranging from 0.25% to 0.375% based on the unused portion of the credit facility. As of December 31, 2005 and September 30, 2005, there were no outstanding borrowings under this credit facility. In addition, the Company has an agreement with another bank to provide a credit facility for up to $15.0 million that expires on March 31, 2010. On December 31, 2005 and September 30, 2005, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which the Company is in compliance.

Indemnification. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company believes the liability for these agreements as of December 31, 2005 is not material. Accordingly, the Company has not recorded a charge to earnings for any liability for these agreements in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

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

8.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, "Goodwill and Other Intangible Assets," during the second quarter of fiscal year 2004, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2004. As a result of these annual tests, there was no indication of impairment.

The balance of goodwill as of September 30, 2005 was $49.7 million. During the three months ended December 31, 2005, goodwill decreased by $304 thousand. The strengthening in the U.S. dollar versus most foreign currencies decreased goodwill by $465 thousand, which was primarily offset by additional goodwill of $80 thousand related to the February 2005 acquisition of GeoBusiness Solutions Limited, $72 thousand related to the August 2005 acquisition of Dimasi Strategic Research, and $9 thousand related to the June 2005 acquisition of MarkeTech Systems. As a result, the goodwill balance as of December 31, 2005 was $49.4 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Goodwill and Purchased Intangible Assets (continued)

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
December 31, 2005	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 3,075	$ (144)	$ 4,746	3-8 years
Customer intangibles	8,695	4,781	(126)	3,788	4-10 years
Trademarks	2,316	68	(72)	2,176	2 years-Indefinite
Other	467	361	(3)	103	3-5 years

Total	$ 19,443	$ 8,285	$ (345)	$ 10,813

		Accumulated	Effect of		Amortization
September 30, 2005	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 2,778	$ (59)	$ 5,128	3-8 years
Customer intangibles	8,695	4,507	(60)	4,128	4-10 years
Trademarks	2,316	28	(36)	2,252	2 years-Indefinite
Other	467	342	-	125	3-5 years

Total	$ 19,443	$ 7,655	$ (155)	$ 11,633

Amortization of purchased intangible assets for the three months ended December 31, 2005 and December 31, 2004 was $628 thousand and $625 thousand, respectively. The Company reassesses the useful lives of the purchased intangible assets and makes changes to such lives when necessary.

The estimated annual amortization expense of purchased intangible assets for fiscal year 2006 and beyond is as follows (in thousands):

Fiscal year	Amount

2006	$ 2,648
2007	2,600
2008	2,187
2009	1,669
2010	694
Thereafter	1,749

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

9.     Investment in Alps Mapping Co. Ltd.

During the quarter ended December 31, 2004, the Company wrote-off the remaining balance of its equity investment in Alps Mapping Co., Ltd. ("Alps") based primarily on the Company's proportionate share of Alps' quarterly operating loss. The impact, net of effect of foreign currency and other adjustments, was approximately $1.4 million and has been included in the Company's Consolidated Income Statement under the caption "Other income (expense) - net." As a result of the write-down of the investment, the Company also recorded an impairment of the deferred tax asset related to this investment of approximately $600 thousand, which has been included in the Company's Consolidated Income Statement under the caption "Provision for income taxes."

10.  Recent Accounting Pronouncements

In November 2005, the FASB issued FSP Financial Accounting Standard (FAS) 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company's results of operations, financial condition, or cash flow.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

11.  Revision in the Classification of Securities

During fiscal year 2005, management concluded that it was appropriate to classify its various auction-rate investments as Short-term investments, at cost. Previously, such investments had been classified as cash and cash equivalents. The Company has revised the classification to report these securities as short-term investments at cost on its balance sheet as of December 31, 2004. The Company has made the corresponding adjustments to its Consolidated Statement of Cash Flows for the period ending December 31, 2004, to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period. The amount of securities that were reclassified totaled $5.3 million in the December 31, 2004 Balance Sheet and Consolidated Statement of Cash Flow.

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

We develop solutions directly for our customers and also work with technology vendors. We market our solutions through a worldwide network comprised of a direct sales organization, value-added-resellers (VARs), systems integrators, distributors and original equipment manufacturers (OEMs). More than 7,000 customers in numerous industry sectors around the world utilize our products and services. Our focus on vertical markets, where we believe we can build on our domain expertise and knowledge of location, is critical to helping customers achieve their strategic objectives. For the three months ended December 31, 2005, telecommunications represented 19 percent, retail 23 percent, the public sector 27 percent, and financial services, which includes insurance and retail banking, 10 percent of total revenues.

Dimasi Acquisition

On August 1, 2005, through our wholly owned subsidiary, MapInfo Australia Pty. Ltd, we acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market research company specializing in the retail and property sectors, provides various location analytics services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.6 million Australian dollars, or approximately $2.0 million US dollars, subject to a working capital adjustment based upon the closing balance sheet. In addition, we may pay up to $1.2 million Australia dollars, or approximately $912 thousand US dollars, in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.6 million Australian dollars, or approximately $2.0 million US dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand US dollars, was included in our September 30, 2005 Consolidated Balance Sheets as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which includes the working capital adjustment and the indemnification obligations of the seller. As of December 31, 2005, the amount remaining on the Balance Sheet as "Restricted Cash" for this withholding was $300 thousand Australian dollars, or $220 thousand U.S. dollars.

As of December 31, 2005, goodwill recorded as a result of the acquisition was $1.2 million. Intangibles assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 1, 2005. The pro forma effects of the Dimasi acquisition on our income statement and balance sheet were not material. Twenty-four employees of Dimasi became employees of ours upon completion of the acquisition.

MarkeTech Acquisition

On June 2, 2005, we acquired substantially all of the assets and assumed certain liabilities of MarkeTech Systems, Inc., or MarkeTech, a privately held company headquartered in Raleigh, North Carolina. MarkeTech is a provider of software, data, and services for use by retail banks to enhance branch network sales and profitability. The initial purchase price, including acquisition-related expense, was $5.8 million, subject to a working capital adjustment based upon the closing balance sheet. In addition, we may pay up to $2.0 million in contingent consideration to MarkeTech based on the profitability of the acquired business over the first year following the closing. The purchase was completed with $5.8 million in cash on hand, of which $855 thousand is included in our December 31, 2005 and September 30, 2005 Consolidated Balance Sheet as "Restricted Cash." This represents the amount being held in escrow pursuant to the acquisition agreement, of which $285 thousand includes the working capital adjustment and $570 thousand secures the indemnification obligations of the seller for 18 months after closing.

As of December 31, 2005, goodwill recorded as a result of the acquisition was $4.0 million. Intangibles assets acquired, other than goodwill, totaled $1.7 million, with a 4-year estimated weighted average useful life. Of the $1.7 million of acquired intangible assets, approximately $1.1 million has been identified as technology intangibles (4-year estimated weighted average useful life), $470 thousand as customer intangibles (4-year estimated weighted average useful life), $80 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $45 thousand (2-year estimated weighted average useful life).

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

As of December 31, 2005, goodwill recorded as a result of the acquisition was approximately $872 thousand. Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective February 17, 2005. The pro forma effects of the GeoBusiness acquisition on our income statement and balance sheet were not material. Twenty-one employees of GeoBusiness became employees of ours upon completion of the acquisition.

Investment in Alps Mapping Co. Ltd.

During fiscal year 2005, we wrote-off the remaining balance of our equity investment in Alps Mapping Co. Ltd. ("Alps") based primarily on our proportionate share of Alps' quarterly operating loss. The impact, net of the effect of foreign currency and other adjustments, was approximately $1.4 million and was included in our Consolidated Income Statement under the caption "Other income (expense) - net." As a result of the write-down of the investment, we also recorded an impairment of the deferred tax asset related to this investment of approximately $600 thousand, which was included in our Consolidated Income Statement under the caption "Provision for income taxes."

Sources of Revenue

We derive our revenue from product licenses (software and data) and services fees. We also derive revenue from annual maintenance fees on both our software and data products. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors and OEMs.

Revenues generated in the United States represented approximately 44% of our total revenues for the quarter ended December 31, 2005. As of December 31, 2005, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden and The Netherlands.

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

Services Revenue

We derive services revenue primarily from business consulting services, analytical services, systems integration and custom application development, technical support arrangements and training. Revenue from business consulting services, analytical services, and systems integration and custom application development is recognized as the services are performed and upon customer acceptance when required. We recognize technical support revenue using the straight-line method over the period that the support is provided, which is typically one year. Revenue from training arrangements is recognized as the services are performed.

Deferred Revenue

At December 31, 2005, we had deferred revenues of approximately $19.4 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Management evaluates these estimates, including those related to reserves for product returns, bad debts, and inventories, investments valuation, intangible assets and goodwill useful lives and impairment, provision for income taxes and related valuation allowances, reserves for restructuring, contingencies and litigation, on an on-going basis. The estimates are based on historical experience and on various assumptions that management believes are reasonable. When the basis for carrying values of assets and liabilities are not apparent from other sources, they are determined from these estimates. Our actual results may differ from these estimates under different conditions or assumptions.

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
  Impairment of Intangible Assets. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives of two to ten years, with the exception of a certain trademark, which has been determined to have an indefinite useful life and therefore are not subject to amortization. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management's determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
  Deferred Tax Assets. At December 31, 2005, we had net deferred tax assets of $12.6 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to capital losses are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the ten-year foreign tax credit, the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets, resulting in a charge to income in the period such determination is made.
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
  Stock-based Compensation Expense. On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. Stock-based compensation expense, net of income taxes recognized under SFAS 123(R) for the three months ended December 31, 2005 was $667 thousand, which consisted of stock-based compensation expense related to employee stock options and our ESPP. There was no stock-based compensation expense related to employee stock options and our ESPP during the three months ended December 31, 2004. See Note 2 to the Consolidated Financial Statements for additional information.

  We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The fair value of share-based payment awards on the date of grant as determined by the Black Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2005 was $5.93 using the Black Scholes model with the following weighted-average assumptions:

Three Months Ended
December 31, 2005

Expected volatility	49.6%
Risk-free interest rate	4.4%
Expected dividends	0%
Expected term	3.6 years

We selected the implied volatility approach based upon our assessment that implied volatility is more reflective of market conditions and a better indicator of expected volatility. The risk-free rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payments. The estimated expected term is based on employee exercise behavior based on our stock price return history.

Stock-based compensation expense recognized in the Consolidated Income Statement for the three months ended December 31,2005 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) in future periods, may differ significantly from what we have recorded in the current period.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended
	December 31,		%

	2005	2004	Change

Net Revenues
Products	$ 28,638	$ 27,276	5%
Services	10,296	7,423	39%

Total net revenues	38,934	34,699	12%

Cost of revenues:
Products	5,058	5,740	-12%
Services	7,053	4,643	52%

Total cost of revenues	12,111	10,383	17%

Gross profit	$ 26,823	$ 24,316	10%
Gross profit %	68.9%	70.1%

Net Revenues

Revenues for the three months ended December 31, 2005 increased 12%, or $4.2 million, to $38.9 million from $34.7 million in the prior year first quarter. The February 2005 acquisition of GeoBusiness, the June 2005 acquisition of MarkeTech, and the August 2005 acquisition of Dimasi, which we collectively refer to as the acquisitions, accounted for $2.5 million of the revenue increase in the first quarter. Product revenues, which include software, data, and solutions, increased by $1.4 million, or 5%, and services revenues increased $2.9 million or 39%, compared to the first quarter of the prior year, primarily as a result of our predictive analytics team's improved capacity to respond to increased customer demand. The increase in services revenues was primarily attributable to acquisitions and a 13% increase in our core services business. On a geographic basis, first quarter revenues in the Americas increased $2.7 million, or 16%. Acquisitions accounted for $1.2 million of the increase, and the remainder of the Americas business increased $1.5 million or 9% versus prior year's first quarter. Europe, the Middle East, and Africa, or EMEA, revenues decreased $245 thousand, or 2%, which was mainly attributable to approximately a $700 decrease due to the weakening of the foreign currencies against the U.S. dollar. Revenues in the Asia-Pacific region increased $1.8 million, or 42%, when compared to the same period a year ago, primarily due to $733 thousand of acquisition-related revenues, as well as, strong revenue growth of 21% in Australia, primarily due to strong execution across all product lines in the public sector. The weakening of foreign currencies against the U.S. dollar reduced first quarter 2006 revenue by approximately $700 thousand compared to the prevailing exchange rates in the comparable period from the prior year.

Cost of Revenues and Gross Profit

Cost of revenue consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenue as a percentage of revenues increased to 31.1% from 29.9% in the prior year first quarter. As a result, the gross margin decreased to 68.9% from 70.1% in the prior year's first quarter. The decrease in gross margin is primarily related to increased services costs due to acquisitions and $219 thousand of related intangible amortization.

Gross profit margin as a percentage of revenue that related to product revenue was 82.3% and 79.0%, for the three months ended December 31, 2005 and 2004, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 31.5% and 37.5%, for the three months ended December 31, 2005 and 2004, respectively. The decrease of the services gross profit margin was primarily attributable to acquisitions and the related amortization of intangibles. Cost of revenues for the three months ended December 31, 2005 included stock-based compensation expense related to the Company's adoption of SFAS 123 (R) of $12 thousand, cost of revenue-products, and $82 thousand, cost of revenue-services. Cost of revenues for the prior year first quarter did not include expense related to stock-based compensation.

Operating Expenses
(Dollars in thousands)

	Three months ended
	December 31,		%

	2005	2004	Change

Research and development	$ 6,275	$ 5,730	10%
Percentage of net revenues	16.1%	16.5%

Selling and marketing	$ 12,766	$ 11,547	11%
Percentage of net revenues	32.8%	33.3%

General and administrative	$ 5,401	$ 3,906	38%
Percentage of net revenues	13.9%	11.3%

Research and development

Research and development (R&D) expense increased $545 thousand, or 10%, to $6.3 million in the first quarter from $5.7 million in the prior year. R&D expense attributable to acquisitions was $139 thousand in the first quarter and the effect of SFAS 123 (R) on R&D expense was an incremental $138 thousand. The remaining increase was primarily due to increased R&D headcount. The impact of the strengthening of the U.S dollar versus foreign currencies reduced R&D expense by approximately $23 thousand in the in comparison to prior year. R&D headcount was 222 (inclusive of four resulting from recent acquisitions) compared to 208 at the end of prior year's first quarter. As a percentage of net revenues, R&D expenses were 16.1% compared with 16.5% in last year's comparable period.

Selling and marketing

Selling and marketing expense increased $1.2 million or 11% in the first quarter to $12.8 million from $11.5 million in the prior year first quarter. Additional selling and marketing expense attributable to acquisitions was $303 thousand in the first quarter and the effect of SFAS 123 (R) on selling and marketing costs was approximately $191 thousand. The remaining increase in selling and marketing expense primarily relates to increased expense related to marketing programs of approximately $600 thousand. The effect of foreign currencies reduced selling and marketing expense by approximately $330 thousand in comparison to prior year. Selling and marketing headcount was 273 (inclusive of seven resulting from recent acquisitions) compared to 261 at the end of the prior year's first quarter. As a percentage of net revenues, selling and marketing expenses were 32.8% compared to 33.3% in the prior year first quarter.

General and administrative

General and administrative (G&A) expense increased $1.5 million, or 38%, to $5.4 million from $3.9 million in prior year's first quarter. The effect of SFAS 123 (R) on first quarter 2006 G&A was an incremental $439 thousand. The remaining increase in G&A was primarily the result of professional and legal fees of approximately $550 thousand associated with Sarbanes-Oxley compliance and due diligence efforts related to acquisition related activities, and increased headcount and variable compensation of approximately $550 thousand. The strengthening of the U.S. dollar versus certain foreign currencies decreased first quarter G&A expense by approximately $69 thousand. G&A headcount was 147 (inclusive of two resulting from recent acquisitions) compared to 133 at the end of the first quarter in fiscal year 2005. As a percentage of net revenues, G&A expense was 13.9% compared to 11.3% in the prior year first quarter.

Interest and Other Income (Expense), Net
(Dollars in thousands)

	Three months ended
	December 31,		%

	2005	2004	Change

Interest and other income (expense), net	$ 231	$ (1,214)	119%

Interest and other income (expense), net in the first quarter of fiscal 2006 of $231 thousand was $1.4 million better than the first quarter of the prior year. This increase was primarily due to the $1.4 million write-off of the remaining value of our investment in Alps Mapping Co. Ltd. in the prior year first quarter and increased interest income of $319 thousand.

Provision for Income Taxes
(Dollars in thousands)

	Three months ended
	December 31,		%

	2005	2004	Change

Pre-tax income	$ 2,612	$ 1,919

Tax on pre-tax income at 36% (2005) and 34% (2004)	940	652
Tax on Alps loss	-	383
Alps deferred tax asset impairment	-	607
Foreign tax credit benefit	-	(882)
Other	46	-

Provision for income taxes	$ 986	$ 760	30%

The income tax expense of $986 thousand for the three months ended December 31, 2005 is the tax effect of pretax income at approximately 36% ($940 thousand), adjusted for the discrete items during the first quarter ($46 thousand).

The income tax expense of $760 thousand for the three months ended December 31, 2004 is the tax effect of pretax income at approximately 34% ($652 thousand), adjusted for the tax effect on the Alps Mapping loss which is not tax deductible ($383 thousand), the impairment of the deferred tax asset related to the Company's investment in Alps Mapping ($607 thousand) and an increase in the deferred tax asset from recognition of foreign tax credits as a result of the tax law changes made under the American Jobs Creation Act of 2004 ($882 thousand).

On October 22, 2004, the American Jobs Creation "(Act)" was signed into law. The act contains two provisions that may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities (QPA) and Foreign Earnings Repatriation (FER). We are not able to claim the benefits of the QPA provisions of the Act until we fully utilized our net operating loss carryovers and we do not anticipate repatriating foreign earnings under the FER provisions at this time. While we continue to assess the impact of these and other provisions of the Act on our annual tax rate in the long term, we do not anticipate the short-term impact, if any, to be material.

Liquidity and Capital Resources

Our cash and short-term investments totaled $75.6 million at December 31, 2005 compared to $73.8 million at September 30, 2005. Our investment portfolio consisted primarily of short-term, investment grade marketable securities, US government agency notes, and auction-rate investments.

Operating Activities

Net cash from operating activities was $3.0 million for the three months ended December 31, 2005 compared to net cash from operating activities of $1.9 million for the same prior year period. Cash generated from operating activities during the first quarter of fiscal year 2006 was primarily the result of net income and the add-back of non-cash items affecting the net income, such as depreciation and amortization, and stock-based compensation, as well as, a decrease in accounts receivable, offset by decreases in deferred revenue and accounts payable/accrued liabilities. Cash generated from operating activities for the three months ended December 31, 2004 resulted primarily from net income, and the collection of accounts receivable, offset by cash used to reduce accounts payable and accrued expenses.

Investing Activities

Net cash used for investing activities was $1.7 million for the three months ended December 31, 2005, which consisted of the purchase of available-for-sale short-term investments of $6.8 million, fixed asset additions of $848 thousand, acquisition related payments of $157 thousand, and capitalized translation costs of $51 thousand, offset by $6.2 million from the sale of available-for-sale short-term investments. Net cash from investing activities was $4.0 million for the three months ended December 31, 2004, due to the sale of available-for-sale short-term investments of $16.3 million, offset by an additional payment related to the September 2004 Southbank acquisition of $5.7 million, a contingent payment related to the Thompson acquisition of $1.0 million, the purchase of available-for-sale short-term investments of $4.8 million, fixed asset additions of $618 thousand, and capitalized translation costs of $230 thousand.

Financing Activities

Net cash from financing activities was $83 thousand for the three months ended December 31, 2005, which consisted of proceeds from the exercise of stock options of $483 thousand, offset by repayments of debt obligations of $400 thousand. Net cash used for financing activities for the three months ended December 31, 2004 was $94 thousand, which consisted of repayments of debt obligations of $327 thousand, offset by proceeds from the exercise of stock options of $233 thousand.

Contractual Obligations

The following table summarized our contractual obligations as of December 31, 2005 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 342	$ 149	$ 193	$ -	$ -
Other long-term debt	14,914	1,098	630	630	12,556
Scheduled interest expense	6,351	995	1,852	1,761	1,743
Operating leases	35,931	5,159	10,774	9,994	10,004

Total contractual obligations	$ 57,538	$ 7,401	$ 13,449	$ 12,385	$ 24,303

The Company has a $15.0 million credit facility with a commercial bank that expires on March 31, 2010. This credit facility requires the Company to pay a quarterly facility fee ranging from 0.25% to 0.375% based on the unused portion of the credit facility. As of December 31, 2005 and September 30, 2005, there were no outstanding borrowings under this credit facility. In addition, the Company has an agreement with another bank to provide a credit facility for up to $15.0 million that expires on March 31, 2010. On December 31, 2005 and September 30, 2005, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which we are in compliance.

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

New Accounting Standards

In November 2005, the FASB issued FSP Financial Accounting Standard (FAS) 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company's results of operations, financial condition, or cash flow.

Factors Affecting Future Performance

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We may never realize the anticipated benefits of our acquisitions and investments. We have made a number of acquisitions and investments, including our August 2005 acquisition of Dimasi Strategic Research; our June 2005 acquisition of MarkeTech Systems, Inc.; our February 2005 acquisition of GeoBusiness Solutions Limited; and our September 2004 acquisition of Southbank Systems Limited. A key part of our growth strategy is to engage in acquisitions; therefore, we continue to review future acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, but not limited to:

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

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States of America represented approximately 56% of our revenues in the first quarter of fiscal year 2006. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 42% of our revenue in the first quarter of fiscal year 2006 was denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We may be unable to keep pace with the rapid technological changes in our industry or to timely introduce new or enhanced products that achieve market acceptance. Our industry is characterized by extremely rapid technological change, evolving industry standards, changing customer demands and frequent new product introductions. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. During recent years, we introduced a number of new or substantially updated releases of products, including Routing J Server™, TargetPro®, Envinsa™, Exponare™, MapMarker® and MapXtreme® 2004. Our future success depends in part upon customer and market acceptance of these new products and initiatives, which is uncertain. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations. We cannot assure you that we will successfully complete the development of new or enhanced products in a timely manner or successfully manage transitions from one product release to the next.

We have incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003, all four quarters of fiscal year 2004, all four quarters of fiscal year 2005, and the first quarter of fiscal year 2006, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development, selling, marketing, and general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

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

The market for our products and services is highly competitive. We may be unable to successfully compete, which may decrease our market share and harm our operating results. We encounter significant competition in the market for location intelligent solutions worldwide. Our competitors include Environmental System Research Institute, the GIS division of Autodesk, Claritas, Buxton, and Microsoft. As we continue to expand into new vertical or geographical markets, we may encounter additional competitors. Many of our competitors have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities, than we do. Future consolidation within this market may adversely impact our ability to compete. Increased competition may lead to pricing pressures that could reduce our gross margins. Prices of software in EMEA and Asia are generally higher than in the Americas to cover localization costs and higher costs of distribution. These higher prices could decrease in the future. We cannot assure you that we will be able to maintain or increase our market share or compete effectively in our industry.

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

Unfavorable economic conditions may affect the level of technology spending by our customers and the demand for our products and services. The revenue growth and profitability of our business depends on the overall demand for software products and related services, particularly within our target vertical markets. Because we sell our products and services primarily to customers in the public sector, retail, telecommunications, and financial services (including insurance and retail banking) markets, our business depends on the overall economy and the economic and business conditions within these vertical markets and within the countries in which we operate. For example in 2001, 2002, and part of 2003, the stock market decline and the broad economic slowdown affected the demand for software products and related services, lengthened sales cycles and decreased technology spending of many of our customers and potential customers, particularly in the United States. These events could have a material effect on us in the future, including, without limitation, on our future revenue and earnings. In addition, in cases where we enter into product licensing agreements with our customers, since some of those agreements permit the customer to terminate its agreement with us at its election, any decrease in technology spending by these customers may result in termination of our agreements with them.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. During the quarter ended December 31, 2004, we wrote-off the remaining value of our 49% equity investment in Alps. (See Note 9 to the Notes to Consolidated Financial Statements). As of December 31, 2005, we had approximately $49.4 million in goodwill, $10.8 million in other intangible assets and $969 thousand in investments. We recorded approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004, and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

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

Market volatility may affect our stock price, and the value of our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to December 31, 2005, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of U.S. dollar against certain foreign currencies negatively impacted first quarter revenue growth by approximately $729 thousand, or 2 percentage points, compared to the prior year comparable period. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $44.0 million (which approximates the average amount invested in these securities during the three months ended December 31, 2005), each 1-percentage point decrease in the applicable interest rate would result in a $440 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of December 31, 2005 was $784 thousand. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 we entered into an interest rate swap agreement to convert our variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The variable interest rate on the mortgage loan is the sum of the 30-day LIBOR rate plus 1.35%. The interest rate swap has fixed the effective interest rate that we will pay at 5.92%. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap as a hedge in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

At December 31, 2005 and September 30, 2005, the fair value of the swap agreement, which represents the cash we would receive to settle the agreement, was $160 thousand and $8 thousand, respectively. The current portion of $23 thousand and $1 thousand is included on the balance sheet under the caption Other current assets and the long-term portion of $137 thousand and $7 thousand is included under the caption Investments and other assets for December 31, 2005 and September 30, 2005, respectively. We record the payments or receipts on the agreement as adjustments to interest expense. We recognized interest expense related to the swap of $17 thousand and $97 thousand for the three months ended December 31, 2005 and December 31, 2004, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MapInfo Corporation
Part II. Other Information (continued)

Item 5.     Other Information

On February 7, 2006 MapInfo Corporation (the "Company"), entered into an agreement (the "Agreement") with Citizens Bank, N.A. (the "Bank"), which amends the December 2002 Mortgage Loan Facility between MapInfo Realty LLC and the Bank. Effective February 7, 2006, the Agreement amends the interest rate under the Mortgage Loan Facility to bear interest at a floating rate based on the rate offered the Bank for Eurodollar deposits by lending banks in the London Interbank Market (LIBOR) plus 1.35%, with no applicable minimum rate.

Prior to this amendment the interest rate applicable to this facility was LIBOR plus 2.25%, with a 3.5% minimum.

Item 6.     Exhibits

See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: February 9, 2006	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

10.1	Modification Agreement dated February 7, 2006 to Mortgage Loan Facility dated December 18, 2002 by and between MapInfo Realty LLC and Citizens Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).