Form 10-Q
period 2006-03-31
MAPINFO CORP
filed 2006-05-10
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________

FORM 10-Q

    (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated file [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of May 3, 2006 was 21,263,942.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2006

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended March 31		Ended March 31

	2006	2005	2006	2005

Net revenues:
Products	$ 29,416	$ 27,634	$ 58,054	$ 54,910
Services	10,978	7,863	21,274	15,286

Total net revenues	40,394	35,497	79,328	70,196

Cost of revenues:
Products	5,412	5,455	10,470	11,195
Services	6,822	4,977	13,875	9,620

Total cost of revenues	12,234	10,432	24,345	20,815

Gross profit	28,160	25,065	54,983	49,381

Operating expenses:
Research and development	6,286	5,753	12,561	11,483
Selling and marketing	13,366	11,559	26,132	23,106
General and administrative	5,418	3,901	10,819	7,807

Total operating expenses	25,070	21,213	49,512	42,396

Operating income	3,090	3,852	5,471	6,985
Interest income	721	426	1,378	764
Interest expense	(262)	(274)	(540)	(579)
Other expense - net	(54)	(276)	(202)	(1,523)

Interest and other income (expense), net	405	(124)	636	(1,338)

Income before provision for income taxes	3,495	3,728	6,107	5,647
Provision for income taxes	1,149	1,267	2,135	2,027

Net income	$ 2,346	$ 2,461	$ 3,972	$ 3,620

Earnings per share:
Basic	$ 0.11	$ 0.12	$ 0.19	$ 0.18
Diluted	$ 0.11	$ 0.12	$ 0.18	$ 0.17

Weighted average shares outstanding:
Basic	20,995	20,476	20,915	20,423
Diluted	21,724	21,207	21,647	21,072

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	March 31, 2006	September 30, 2005

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 37,643	$ 29,045
Restricted cash	791	1,311
Short-term investments	40,774	43,460

Total cash and short-term investments	79,208	73,816
Accounts receivable, less allowance of $1,382 and $1,580 at March 31, 2006 and September 30, 2005, respectively	33,860	31,831

Inventories	452	548
Deferred income taxes	852	855
Other current assets	4,933	4,435

Total current assets	119,305	111,485
Property and equipment - net	24,433	24,850
Product development costs - net	238	454
Deferred income taxes	13,573	14,140
Goodwill - net	49,822	49,661
Other intangible assets - net	10,237	11,633
Investments and other assets	1,201	919

Total assets	$ 218,809	$ 213,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 1,009	$ 1,367
Accounts payable	2,848	3,639
Accrued liabilities	19,088	20,523
Deferred revenue	20,945	20,543
Income taxes payable	2,554	2,385

Total current liabilities	46,444	48,457
Long-term debt	13,905	14,277
Deferred income taxes, long-term	1,807	2,027
Deferred revenue, long-term	283	360
Other long-term liabilities	336	357

Total liabilities	62,775	65,478

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	42	41
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	109,310	104,869
Retained earnings	45,055	41,083
Accumulated other comprehensive income	1,627	1,671

Total stockholders' equity	156,034	147,664

Total liabilities and stockholders' equity	$ 218,809	$ 213,142

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Six months
	Ended March 31,

	2006	2005

Cash flows from (used for) operating activities
Net income	$ 3,972	$ 3,620
Depreciation and amortization	3,700	3,541
Stock-based compensation expense	1,826	-
Allowance for accounts receivable	(101)	(68)
Tax benefit from option exercises	-	351
Loss on minority investments	-	1,126
Provision for deferred income taxes	354	96
Changes in operating assets and liabilities:
Accounts receivable	(2,210)	648
Inventories	66	210
Other current assets	(602)	225
Accounts payable and accrued liabilities	(1,473)	(2,650)
Deferred revenue	577	(860)
Income taxes	195	(628)

Net cash from operating activities	6,304	5,611

Cash flows from (used for) investing activities
Additions to property and equipment	(1,547)	(1,503)
Capitalized translation costs	(93)	(295)
Acquisition of business and technology	(453)	(8,422)
Purchase of available-for-sale short-term investments	(9,653)	(24,334)
Sale of available-for-sale short-term investments	12,339	29,572

Net cash from (used for) investing activities	593	(4,982)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(730)	(655)
Proceeds from exercise of stock options and ESPP purchases	2,616	1,899

Net cash from financing activities	1,886	1,244

Effect of exchange rates on cash and cash equivalents	(185)	323

Net change in cash and equivalents	8,598	2,196
Cash and equivalents, beginning of period	29,045	22,486

Cash and equivalents, end of period	$ 37,643	$ 24,682

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Six Months Ended March 31, 2006
(In thousands, except share data)

	Common Stock Shares	Common Stock and Additional Paid-in Capital Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, September 30, 2005	20,805,833	$ 104,910	$ 41,083	$ 1,671	$ 147,664
Net income	-	-	3,972	-	3,972
Foreign currency translation adjustment	-	-	-	(508)	(508)
Derivative valuation adjustment	-	-	-	464	464

Comprehensive income					3,928
Exercise of options and sale of stock under
The Employee Stock Purchase Plan	343,729	2,616	-	-	2,616
Stock-based compensation	-	1,826	-	-	1,826

Balance, March 31, 2006	21,149,562	$ 109,352	$ 45,055	$ 1,627	$ 156,034

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets and related income statements and statements of cash flows include the accounts of MapInfo Corporation and its subsidiaries ("MapInfo", "the Company", "we", "our", or "us") and include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. The September 30, 2005 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.  Stock Based Compensation

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 2,512,500 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During the six-month periods ended March 31, 2006 and 2005, employees purchased 129,454 and 128,945 shares, respectively. The weighted average fair value per share during the six-month periods ended March 31, 2006 and 2005 was $9.27 and $8.16, respectively.

For the three and six-month periods ended March 31, 2006, the Company used the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	36.9%
Risk-free interest rate	4.7%
Expected dividends	none
Expected term	1.0 years

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted between July 1996 and September 2003, typically vest over 4 years and expire 10 years from the date of grant. Options granted after September 2003, typically vest over 4 years and expire 5 years from the date of grant. At March 31, 2006, options for 2,260,264 shares were exercisable and 568,770 were available for future grants under the plans. Total authorized but unissued shares as of March 31, 2006 was 3,982,673.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Balance, September 30, 2005	3,424,008	$ 11.09

Options granted	309,378	13.58
Options exercised	(214,275)	6.54
Options forfeited	(61,828)	8.35
Options expired	(43,380)	21.56

Balance, March 31, 2006	3,413,903	$ 11.52

The 3,413,903 outstanding stock options with a weighted average exercise price of $11.52 have a weighted average remaining contractual term of 4.47 years and an aggregate intrinsic value of $14.2 million. The total intrinsic value of options exercised in the six-month period ended March 31, 2006 was $1.6 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

For various price ranges, weighted average characteristics of outstanding stock options at March 31, 2006 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 3/31/06	Contractual Life	Exercise Price	At 3/31/06	Exercise Price

$3.21 to $6.33	727,172	4.68	$ 4.57	633,165	$ 4.69
$6.61 to $9.71	915,498	3.29	8.90	619,075	8.62
$9.72 to $12.49	746,233	4.79	10.94	400,732	10.61
$12.75 to $18.08	685,050	5.41	13.68	267,342	13.85
$18.43 to $47.25	339,950	4.57	30.38	339,950	30.38

	3,413,903	4.47	$ 11.52	2,260,264	$ 11.76

The 2,260,264 exercisable stock options with a weighted average exercise price of $11.76 have a weighted average remaining contractual term of 4.42 years and an aggregate intrinsic value of $10.8 million. As of October 1, 2005 and March 31, 2006, there were 1,249,138 and 1,153,639 nonvested outstanding shares, respectively.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company's 2006 fiscal year. The Company's Consolidated Financial Statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2006 was $607 thousand, net of income taxes and $1.3 million, net of taxes, respectively. There was no stock-based compensation expense recognized during the three and six months ended March 31, 2005. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Income Statement, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Income Statement for the first half of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company's Income Statement for the first half of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

The Company used the Black-Scholes option-pricing model ("Black-Scholes") as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The weighted-average estimated value of employee stock options granted during the three and six months ended March 31, 2006 was $6.41 and $6.07, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Expected volatility	46.3%	48.6%
Risk-free interest rate	4.7%	4.5%
Expected dividends	none	none
Expected term	5.3 years	4.4 years

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

The effect of SFAS 123(R) on the Company's deferred tax assets was $508 thousand on the March 31, 2006 balance sheet. The Company did not realize an actual tax benefit for the tax deductions from option exercise for the six-month period ended March 31, 2006 due to the Company's net operating loss carryforwards.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table summarizes stock-based compensation, including stock-based compensation expense recognized under the Company's ESPP, in accordance with SFAS 123(R) for the three and six months ended March 31, 2006, which was allocated as follows:

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2006	2006

	(In thousands)
Cost of revenues - Products	$ 10	$ 22
Cost of revenues - Services	93	175

Stock-based compensation expense included in cost of revenues	103	197

Research and development	149	287
Selling and marketing	220	412
General and administrative	491	930

Stock based compensation expense included in operating expenses	860	1,629

Total stock-based compensation expense	963	1,826
Tax benefit	356	552

Stock-based compensation expense, net of tax	$ 607	$ 1,274

As of March 31, 2006, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation granted under the Company's stock option plans. The cost is expected to be recognized over a weighted average period of 2.4 years. As of March 31, 2006, there was $325 thousand of total unrecognized compensation cost related to nonvested share-based compensation under the Company's ESPP. The cost is expected to be recognized over a weighted average period of 0.4 years.

The Company does not have an active stock repurchase program. Stock options exercised and shares issued under the ESPP are newly issued shares.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table reflects net income and diluted earnings per share for the three and six months ended March 31, 2006 compared with the proforma information of the Company for the three and six months ended March 31, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	Three months ended		Six months ended
	March 31,		March 31,

	2006	2005 Proforma	2006	2005 Proforma

(In thousands, except per share data)
Net income, as reported for the prior period (1)	N/A	$ 2,461	N/A	$ 3,620

Stock-based compensation expense	$ 963	1,003	$ 1,826	2,183
Tax benefit	356	341	552	808

Stock-based compensation expense, net of tax (2)	$ 607	$ 662	$ 1,274	$ 1,375

Net income including the effect of stock-based compensation expense (3)	$ 2,346	$ 1,799	$ 3,972	$ 2,245

Earnings per share:
Basic, as reported for the prior period (1)		$ 0.12		$ 0.18
Diluted, as reported for the prior period (1)		$ 0.12		$ 0.17
Basic, including the effect of stock-based compensation expense (3)	$ 0.11	$ 0.09	$ 0.19	$ 0.11
Diluted, including the effect of stock-based compensation expense (3)	$ 0.11	$ 0.08	$ 0.18	$ 0.11

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended March 31, 2006 and 2005.

	Three months Ended March 31,		Six months Ended March 31,

	2006	2005	2006	2005

	(In thousands, except per share data)

Net income	$ 2,346	$ 2,461	$ 3,972	$ 3,620

Weighted average shares for basic EPS	20,995	20,476	20,915	20,423
Effect of dilutive stock options	729	731	732	649

Weighted average shares and assumed exercise of stock options for diluted EPS
	21,724	21,207	21,647	21,072

Basic EPS	$ 0.11	$ 0.12	$ 0.19	$ 0.18
Diluted EPS	$ 0.11	$ 0.12	$ 0.18	$ 0.17

Net income for the three and six months ended March 31, 2006 included stock-based compensation expense under SFAS 123(R) of $607 thousand, net of income taxes and $1.3 million, net of income taxes, respectively. There was no stock-based compensation expense recorded under SFAS 123 in the three and six months ended March 31, 2005 because the Company did not adopt the recognition provisions of SFAS 123. (See Note 2 to Financial Statements for proforma information).

Stock options are considered anti-dilutive if the number of shares the company can repurchase with all forms of exercise proceeds exceed the weighted shares outstanding in the option. In addition, the impact of options with an exercise price equal to or greater than the average market price of the Company's common stock is also anti-dilutive. Anti-dilutive stock options are excluded from the calculation of earnings per share. Anti-dilutive stock options for the three months ended March 31, 2006 and 2005, were 1.3 million shares and 767 thousand shares, respectively. Anti-dilutive stock options for the six months ended March 31, 2006 and 2005, were 1.2 million shares and 902 thousand shares, respectively.

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

At March 31, 2006 and September 30, 2005, the fair value of the swap agreement, which represents the cash the Company would receive to settle the agreement, was $472 thousand and $8 thousand, respectively. The current portion of $70 thousand and $1 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $402 thousand and $7 thousand is included under the caption "Investments and other assets" as of March 31, 2006 and September 30, 2005, respectively. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $1 thousand and $70 thousand for the three months ended March 31, 2006 and 2005, respectively. The Company recognized interest expense related to the swap of $19 thousand and $167 thousand for the six months ended March 31, 2006 and March 31, 2005, respectively.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three and six months ended March 31, 2006 and 2005, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended		Six months ended
	March 31,		March 31,

	2006	2005	2006	2005

Net revenues:	(in thousands)		(in thousands)
Americas	$ 19,155	$ 16,056	$ 38,778	$ 32,958
EMEA	15,476	15,072	28,790	28,631
Asia-Pacific	5,763	4,369	11,760	8,607

Total net revenues	$ 40,394	$ 35,497	$ 79,328	$ 70,196

Operating income:
Americas	$ 4,010	$ 3,280	$ 8,106	$ 6,934
EMEA	5,209	5,324	8,935	9,425
Asia-Pacific	2,305	1,774	4,546	3,127
Corporate adjustments:
Cost of revenues-product	(10)	-	(22)	-
Cost of revenue-services	(93)	-	(175)	-
R&D	(4,303)	(3,599)	(8,207)	(7,214)
Selling and Marketing	(2,160)	(1,603)	(3,963)	(2,952)
G&A	(1,868)	(1,324)	(3,749)	(2,335)

Total operating income	$ 3,090	$ 3,852	$ 5,471	$ 6,985

The operating income by segment above differs from the amounts presented under accounting principles generally accepted in the United States of America because the Company does not allocate certain costs for research and development, marketing, and general and administrative activities to the geographic locations. Also included in the corporate adjustments above is the effect of SFAS 123(R), which the Company adopted on October 1, 2005 and does not allocate to the geographic locations. See Note 2 to the Notes to Financial Statements for further details. The table above reconciles the operating income by geographic segment to operating income as reported on the Income Statements by including adjustments for certain unallocated costs.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Commitments and Contingencies

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 1.35% is payable monthly. As described in Note 4 above, the Company has entered into an interest rate swap agreement to convert this variable rate mortgage loan to a fixed rate. At March 31, 2006 and September 30, 2005, the outstanding balance due on this mortgage loan was $14.1 million and $14.2 million, respectively.

Credit Facilities. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of March 31, 2006 and September 30, 2005, was $569 thousand and $1.0 million, respectively.

In addition, the Company has a $15.0 million credit facility with a commercial bank that expires on March 31, 2010. This credit facility requires the Company to pay a quarterly facility fee ranging from 0.25% to 0.375% based on the unused portion of the credit facility. As of March 31, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. In addition, the Company has an agreement with another bank to provide a credit facility for up to $15.0 million that expires on March 31, 2010. On March 31, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which the Company is in compliance.

Indemnification. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company believes the liability for these agreements as of March 31, 2006 is not material. Accordingly, the Company has not recorded a charge to earnings for any liability for these agreements in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

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

7.  Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, "Goodwill and Other Intangible Assets," during the second quarter of fiscal year 2006, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2005. As a result of these annual tests, there was no indication of impairment.

The balance of goodwill as of September 30, 2005 was $49.7 million. During the six months ended March 31, 2006, goodwill increased by $161 thousand. The increase in goodwill was due to additional goodwill of $80 thousand related to the September 2004 acquisition of Southbank Systems Limited, $93 thousand related to the August 2005 acquisition of Dimasi Strategic Research, and $284 thousand related to the June 2005 acquisition of MarkeTech Systems, offset by the strengthening in the U.S. dollar versus most foreign currencies which decreased goodwill by $296 thousand. As a result, the goodwill balance as of March 31, 2006 was $49.8 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

The components of purchased intangible assets are as follows (in thousands):

		Accumulated Amortization	Effect of Foreign Exchange		Amortization Period

March 31, 2006	Gross			Net

Technology intangibles	$ 7,965	$ 3,378	$ (117)	$ 4,470	3-8 years
Customer intangibles	8,695	5,040	(97)	3,558	4-10 years
Trademarks	2,316	143	(52)	2,121	2-10 years
Other	467	375	(4)	88	3-5 years

Total	$ 19,443	$ 8,936	$ (270)	$ 10,237

		Accumulated Amortization	Effect of Foreign Exchange		Amortization Period

September 30, 2005	Gross			Net

Technology intangibles	$ 7,965	$ 2,778	$ (59)	$ 5,128	3-8 years
Customer intangibles	8,695	4,507	(60)	4,128	4-10 years
Trademarks	2,316	28	(36)	2,252	2 years-Indefinite
Other	467	342	-	125	3-5 years

Total	$ 19,443	$ 7,655	$ (155)	$ 11,633

Amortization of purchased intangible assets for the three and six months ended March 31, 2006 was $662 thousand and $1.3 million, respectively. Amortization of purchased intangible assets for the three and six months ended March 31, 2005 was $444 thousand and $1.1 million, respectively. The Company reassesses the useful lives of the purchased intangible assets and makes changes to such lives when necessary.

The estimated annual amortization expense of purchased intangible assets for fiscal year 2006 and beyond is as follows (in thousands):

Fiscal year	Amount

2006	$ 2,648
2007	2,600
2008	2,187
2009	1,670
2010	695
Thereafter	1,833

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.     Investment in Alps Mapping Co. Ltd.

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

9.  Recent Accounting Pronouncements

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have an impact on the Company's results of operations, financial condition, or cash flow.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have an impact on the Company's results of operations, financial condition, or cash flow.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

10.  Revision in the Classification of Securities

During fiscal year 2005, management concluded that it was appropriate to classify its various auction-rate investments as Short-term investments, at cost. Previously, such investments had been classified as cash and cash equivalents. The Company has revised the classification to report these securities as short-term investments at cost on its balance sheet as of March 31, 2005. The Company has made the corresponding adjustments to its Consolidated Statement of Cash Flows for the six-month period ending March 31, 2005, to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period. The amount of securities that were reclassified totaled $6.8 million in the March 31, 2005 Balance Sheet and $5.0 million in the Consolidated Statement of Cash Flow for the six-month period ended March 31, 2005.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under "Risk Factors" set forth in Part II, Item 1A.

Overview

We are a leading provider of location intelligence solutions that help organizations make more insightful decisions. Our integrated offering of products, including software and data, and services helps organizations in vertical markets - including telecommunications, the public sector, retail and financial services, which includes insurance and retail banking - solve complex business problems in which location is a critical consideration. In the private sector, businesses use our products and services for marketing, customer service, risk analysis, network optimization and planning, asset management, and site selection. In the public sector, government agencies use our products and services to improve public safety and for crime analysis, asset management and network optimization and planning, and emergency preparedness and response. By using our products and services, organizations can uncover valuable location intelligence that is not typically recognized in traditional analytical methods, which can provide them with a competitive advantage in today's challenging business environment.

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

We develop solutions directly for our customers and also work with technology vendors. We market our solutions through a worldwide network comprised of a direct sales organization, value-added-resellers (VARs), systems integrators, distributors, and original equipment manufacturers (OEMs). More than 7,000 customers in numerous industry sectors around the world utilize our products and services. Our focus on vertical markets, where we believe we can build on our domain expertise and knowledge of location, is critical to helping customers achieve their strategic objectives. For the three months ended March 31, 2006, telecommunications represented 15 percent, retail 25 percent, the public sector 30 percent, and financial services, which includes insurance and retail banking, 11 percent of total revenues.

Dimasi Acquisition

On August 1, 2005, through our wholly owned subsidiary, MapInfo Australia Pty. Ltd, we acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market research company specializing in the retail and property sectors, provides various location analytics services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.6 million Australian dollars, or approximately $2.0 million US dollars, subject to a working capital adjustment based upon the closing balance sheet. In addition, we may pay up to $1.2 million Australian dollars, or approximately $912 thousand US dollars, in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.6 million Australian dollars, or approximately $2.0 million US dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand US dollars, was included in our September 30, 2005 Consolidated Balance Sheets as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which includes the working capital adjustment and the indemnification obligations of the seller. As of March 31, 2006, the amount remaining on the Balance Sheet as "Restricted Cash" for this withholding was $300 thousand Australian dollars, or $214 thousand U.S. dollars.

As of March 31, 2006, goodwill recorded as a result of the acquisition was approximately $1.0 million. Intangibles assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 1, 2005. The pro forma effects of the Dimasi acquisition on our income statement and balance sheet were not material. Twenty-four employees of Dimasi became employees of ours upon completion of the acquisition.

MarkeTech Acquisition

On June 2, 2005, we acquired substantially all of the assets and assumed certain liabilities of MarkeTech Systems, Inc., or MarkeTech, a privately held company headquartered in Raleigh, North Carolina. MarkeTech is a provider of software, data, and services for use by retail banks to enhance branch network sales and profitability. The initial purchase price, including acquisition-related expense, was $5.8 million, subject to a working capital adjustment based upon the closing balance sheet. In addition, we may pay up to $2.0 million in contingent consideration to MarkeTech based on the profitability of the acquired business over the first year following the closing. The purchase was completed with $5.8 million in cash on hand, of which $570 thousand is included in our March 31, 2006 and $855 thousand in our September 30, 2005 Consolidated Balance Sheet as "Restricted Cash," respectively. The Restricted Cash of $570 thousand secures the indemnification obligations of the seller for 18 months after closing.

As of March 31, 2006, goodwill recorded as a result of the acquisition was $4.2 million. Intangibles assets acquired, other than goodwill, totaled $1.7 million with a 4-year estimated weighted average useful life. Of the $1.7 million of acquired intangible assets, approximately $1.1 million has been identified as technology intangibles (4-year estimated weighted average useful life), $470 thousand as customer intangibles (4-year estimated weighted average useful life), $80 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $45 thousand (2-year estimated weighted average useful life).

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

As of March 31, 2006, goodwill recorded as a result of the acquisition was approximately $867 thousand. Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

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

Revenues generated in the United States represented approximately 42% of our total revenues for the quarter ended March 31, 2006. As of March 31, 2006, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden, and The Netherlands.

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

Deferred Revenue

At March 31, 2006, we had deferred revenues of approximately $21.2 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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
  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements consist primarily of perpetual product licenses sold with one-year maintenance arrangements and professional services. Maintenance arrangements are primarily sold separately from, or as a premium to, the product license fee and accordingly, vendor specific objective evidence ("VSOE") is determinable. Fees for multiple element arrangements are allocated to the various elements of the arrangement based on the fair value of the elements. The fair value used to allocate revenue to the elements is based on VSOE of fair values of the elements. VSOE is determined by the price charged when the same element is sold separately or as an incremental fee. The Company offers some products via an on-line hosted service. The service is typically sold on a subscription basis for a specific time period, typically not longer than one year. Customers do not have the right to take possession of the software under these arrangements and therefore these sales are accounted for under SAB Topic 13, Revenue Recognition. Revenue from on-line services is recognized ratably over the subscription period. In general, revenue related to post contract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. Revenue from customer training, business consulting services, analytical services and systems integration and custom application development is generally recognized when the service is performed.
  Impairment of Intangible Assets. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives of two to ten years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management's determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
  Deferred Tax Assets. At March 31, 2006, we had net deferred tax assets of $12.6 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to capital losses are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the ten-year foreign tax credit, the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets, resulting in a charge to income in the period such determination is made.

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
  Stock-based Compensation Expense. On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. Stock-based compensation expense, net of income taxes recognized under SFAS 123(R) for the three months and six months ended March 31, 2006 was $607 thousand and $1.3 million, which consisted of stock-based compensation expense related to employee stock options and our ESPP. There was no stock-based compensation expense related to employee stock options and our ESPP during the three and six months ended March 31, 2005. See Note 2 to the Consolidated Financial Statements for additional information.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The fair value of share-based payment awards on the date of grant as determined by the Black Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the three and six months ended March 31, 2005 was $6.41 and $6.07, respectively, using the Black Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Expected volatility	46.3%	48.6%
Risk-free interest rate	4.7%	4.5%
Expected dividends	None	none
Expected term	5.3 years	4.4 years

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

Stock-based compensation expense recognized in the Consolidated Income Statement for the three and six months ended March 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) in future periods, may differ significantly from what we have recorded in the current period.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended March 31,			Six months ended March 31,
			%			%

	2006	2005	Change	2006	2005	Change

Net Revenues
Products	$ 29,416	$ 27,634	6%	$ 58,054	$ 54,910	6%
Services	10,978	7,863	40%	21,274	15,286	39%

Total net revenues	40,394	35,497	14%	79,328	70,196	13%

Cost of revenues:
Products	5,412	5,455	-1%	10,470	11,195	-6%
Services	6,822	4,977	37%	13,875	9,620	44%

Total cost of revenues	12,234	10,432	17%	24,345	20,815	17%

Gross profit	$ 28,160	$ 25,065	12%	$ 54,983	$ 49,381	11%
Gross profit %	69.7%	70.6%		69.3%	70.3%

Net Revenues

Revenues for the three months ended March 31, 2006 increased 14%, or $4.9 million, to $40.4 million from $35.5 million in the prior year second quarter. The February 2005 acquisition of GeoBusiness, the June 2005 acquisition of MarkeTech, and the August 2005 acquisition of Dimasi, which we collectively refer to as the acquisitions, accounted for $2.3 million of the revenue increase in the second quarter. Product revenues, which include software, data, and solutions, increased by $1.8 million, or 6%, and services revenues increased $3.1 million, or 40%, compared to the second quarter of the prior year. Acquisitions impacted product revenue by $518 thousand and services revenue by $1.8 million. In addition to the acquisitions, the increase in services revenues was primarily attributable to a 17% increase in our core services business. The increase in the core services business related to an increase in volume, primarily as a result of our predictive analytics team's improved capacity to respond to increased customer demand.

On a geographic basis, second quarter revenues in the Americas increased $3.1 million, or 19%. Acquisitions accounted for $926 thousand of the increase, and the remainder of the Americas business increased $2.2 million, or 14% versus prior year's second quarter, due to the increased volume resulting from improved execution from the Americas' predictive analytics team and improved efficiencies in sales and marketing efforts. Europe, the Middle East, and Africa, or EMEA, revenues increased $404 thousand, or 3%, which was mainly attributable to acquisitions, which increased EMEA's second quarter revenue by $605 thousand. Offsetting the increase was approximately a $1.0 million decrease due to the weakening of the foreign currencies against the U.S. dollar. Revenues in the Asia-Pacific region increased $1.4 million, or 32%, when compared to the same period a year ago, due to $770 thousand of acquisition-related revenues, as well as, strong revenue growth of 13% in Australia, due to increased volume, primarily the result of strong execution across all product lines, particularly in the public sector market. The weakening of foreign currencies against the U.S. dollar reduced second quarter 2006 Asia-Pacific revenue by approximately $230 thousand compared to the prevailing exchange rates in the comparable period from the prior year. The strengthening of the U.S. dollar against certain foreign currencies negatively impacted revenue in the second quarter of fiscal year 2006 by $1.1 million compared to the prevailing exchange rates in the second quarter of the prior year.

Revenues for the first half of fiscal year 2006 increased 13%, or $9.1 million, to $79.3 million from $70.2 million in the prior year. The acquisitions accounted for $4.8 million of the revenue increase in the first half. Product revenues, which include software, data, and solutions, increased by $3.1 million, or 6%, and services revenues increased $6.0 million, or 39%, compared to the first half of the prior year. Acquisitions impacted product revenue by $1.1 million and services revenue by $3.7 million. In addition to the acquisitions, the increase in services revenues was primarily attributable to acquisitions and a 15% increase in our core services business. The increase in the worldwide core services business relates to an increase in volume, primarily as a result of our predictive analytics team's improved capacity to respond to increased customer demand.

On a geographic basis, revenues in the Americas for the first half of fiscal year 2006 increased $5.8 million, or 18%. Acquisitions accounted for $2.1 million of the increase, and the remainder of the Americas business increased $3.7 million, or 11%, versus prior year's first half, primarily due to the increased volume resulting from improved execution from the Americas' predictive analytics team and improved efficiencies in sales and marketing efforts. Europe, the Middle East, and Africa, or EMEA, revenues increased $159 thousand, or 1%, which was mainly attributable to acquisitions, which increased EMEA's revenue in the first half of fiscal year 2006 by $1.1 million. Offsetting the increase was approximately a $1.7 million decrease due to the weakening of the foreign currencies against the U.S. dollar. Revenues in the Asia-Pacific region increased $3.2 million, or 37%, when compared to last year's first half, primarily due to $1.5 million of acquisition-related revenues, as well as, strong revenue growth of 22% in Australia due to increased volume, primarily the result of strong execution across all product lines, particularly in the public sector market. The weakening of foreign currencies in the Asia Pacific region against the U.S. dollar reduced first half fiscal year 2006 revenue by approximately $317 thousand compared to the prevailing exchange rates in the comparable period from the prior year. The strengthening of the U.S. dollar against certain foreign currencies negatively impacted revenue in the first half of fiscal year 2006 by $1.8 million compared to the prevailing exchange rates in the first half of the prior year.

Cost of Revenues and Gross Profit

Cost of revenue consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenue as a percentage of revenues increased to 30.3% from 29.4% in the prior year second quarter. As a result, the gross margin decreased to 69.7% from 70.6% in the prior year's second quarter. The decrease in gross margin is primarily related to increased services costs due to acquisitions and $217 thousand of related intangible amortization.

Gross profit margin as a percentage of revenue that related to product revenue was 81.6% and 80.3%, for the three months ended March 31, 2006 and 2005, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 37.9% and 36.7%, for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues for the three months ended March 31, 2006 included stock-based compensation expense related to the Company's adoption of SFAS 123 (R) of $10 thousand, cost of revenue-products, and $93 thousand, cost of revenue-services. Cost of revenues for the prior year first quarter did not include expense related to stock-based compensation. Cost of revenue as a percentage of revenues increased to 30.7% from 29.7% in the prior year first half. As a result, the gross margin decreased to 69.3% from 70.3% in the prior year. The decrease in gross margin is primarily related to increased services costs due to acquisitions and $434 thousand of related intangible amortization.

Gross profit margin as a percentage of revenue that related to product revenue was 82.0% and 79.6%, for the first half of fiscal years 2006 and 2005, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 34.8% and 37.1%, for the first half of fiscal years 2006 and 2005, respectively. Cost of revenues for the first half of fiscal year 2006 included stock-based compensation expense related to the Company's adoption of SFAS 123 (R) of $22 thousand, cost of revenue-products, and $175 thousand, cost of revenue-services. Cost of revenues for the first half of fiscal year 2005 did not include expense related to stock-based compensation.

Operating Expenses
(Dollars in thousands)

	Three months ended March 31,			Six months ended March 31,
			%			%

	2006	2005	Change	2006	2005	Change

Research and development	$ 6,286	$ 5,753	9%	$ 12,561	$ 11,483	9%
Percentage of net revenues	15.6%	16.2%		15.8%	16.4%

Selling and marketing	$ 13,366	$ 11,559	16%	$ 26,132	$ 23,106	13%
Percentage of net revenues	33.1%	32.6%		32.9%	32.9%

General and administrative	$ 5,418	$ 3,901	39%	$ 10,819	$ 7,807	39%
Percentage of net revenues	13.4%	11.0%		13.6%	11.1%

Research and development

Research and development (R&D) expense increased $533 thousand, or 9%, to $6.3 million in the second quarter from $5.8 million in the prior year. R&D expense attributable to acquisitions was $32 thousand in the second quarter and the effect of SFAS 123 (R) on R&D expense was an incremental $149 thousand. The remaining increase was primarily due to increased R&D headcount. The impact of the strengthening of the U.S dollar versus foreign currencies reduced

R&D expense by approximately $22 thousand in the second quarter in comparison to prior year. R&D headcount was 221 (inclusive of four resulting from recent acquisitions) compared to 216 at the end of prior year's second quarter. As a percentage of net revenues, R&D expenses were 15.6% compared with 16.2% in last year's comparable period.

Research and development (R&D) expense increased $1.1 million, or 9%, to $12.6 million in the first half of fiscal year 2006 from $11.5 million in the comparable period in the prior year. R&D expense attributable to acquisitions was $171 thousand in the first half of fiscal year 2006 and the effect of SFAS 123 (R) on R&D expense was an incremental $287 thousand. The remaining increase was primarily due to increased R&D headcount. The impact of the strengthening of the U.S dollar versus foreign currencies reduced R&D expense by approximately $44 thousand in the first half of fiscal year 2006 in comparison to the prior year. As a percentage of net revenues, R&D expenses for the first half of fiscal year 2006 were 15.8% compared with 16.4% in last year's comparable period.

Selling and marketing

Selling and marketing expense increased $1.8 million, or 16%, in the second quarter to $13.4 million from $11.6 million in the prior year second quarter. Additional selling and marketing expense attributable to acquisitions was $181 thousand in the second quarter and the effect of SFAS 123 (R) on selling and marketing costs was approximately $220 thousand. The remaining increase in selling and marketing expense primarily relates to increased expense related to marketing programs of approximately $516 thousand and increased headcount. The effect of foreign currencies reduced selling and marketing expense in the second quarter by approximately $439 thousand in comparison to prior year. Selling and marketing headcount was 299 (inclusive of one resulting from recent acquisitions) compared to 275 at the end of the prior year's second quarter. As a percentage of net revenues, selling and marketing expenses were 33.1% compared to 32.6% in the prior year second quarter.

Selling and marketing expense increased $3.0 million, or 13%, in the first half of fiscal year 2006 to $26.1 million from $23.1 million in the prior year comparable period. Additional selling and marketing expense attributable to acquisitions was $453 thousand in the first half and the effect of SFAS 123 (R) on selling and marketing costs was approximately $412 thousand. The remaining increase in selling and marketing expense primarily relates to increased expense related to marketing programs of approximately $1.2 million and increased headcount. The effect of foreign currencies reduced selling and marketing expense in the first half of fiscal year 2006 by approximately $767 thousand in comparison to prior year. As a percentage of net revenues, selling and marketing expense of 32.9% for the first half of fiscal year 2006 was consistent with the prior year.

General and administrative

General and administrative (G&A) expense increased $1.5 million, or 39%, to $5.4 million from $3.9 million in prior year's second quarter. The effect of SFAS 123 (R) on second quarter 2006 G&A was an incremental $491 thousand. The remaining increase in G&A was primarily the result of increased professional fees of approximately $147 thousand associated with Sarbanes-Oxley compliance, increased legal fees of $65 thousand, a severance accrual of $110 thousand, and increased headcount. The strengthening of the U.S. dollar versus certain foreign currencies decreased second quarter G&A expense by approximately $102 thousand. G&A headcount was 145 (inclusive of one resulting from recent acquisitions) compared to 131 at the end of the second quarter in fiscal year 2005 when compared to the prior year's second quarter. As a percentage of net revenues, G&A expense was 13.4% compared to 11.0% in the prior year second quarter.

General and administrative (G&A) expense for the first half of fiscal year 2006 increased $3.0 million, or 39%, to $10.8 million from $7.8 million in the prior year's first half. The effect of SFAS 123 (R) on G&A for the first half of fiscal year 2006 was an incremental $930 thousand. The remaining increase in G&A was primarily the result of increased professional fees of approximately $472 thousand associated with Sarbanes-Oxley compliance, increased legal fees of $177 thousand, a severance accrual of $110 thousand, and increased headcount. The strengthening of the U.S. dollar versus certain foreign currencies decreased G&A expense for the first half of fiscal year 2006 by approximately $171 thousand when compared to the prior year's first half. As a percentage of net revenues, G&A expense for the first half of fiscal year 2006 was 13.6% compared to 11.1% in the prior year.

Interest and Other Income (Expense), Net
(Dollars in thousands)

	Three months ended March 31,			Six months ended March 31,
			%			%

	2006	2005	Change	2006	2005	Change

Interest and other income (expense), net	$ 405	$ (124)	427%	$ 636	$ (1,338)	-148%

Interest and other income (expense), net in the second quarter of fiscal year 2006 of $405 thousand was a $529 thousand improvement over the second quarter of the prior year. This increase was primarily due to increased interest income of $295 thousand due to higher returns on our investment portfolio, and an increase in foreign exchange related income (expense), net of $227 thousand.

Interest and other income (expense), net in the first half of fiscal year 2006 of $636 thousand was a $2.0 million improvement over the first half of the prior year. This increase was primarily due to the $1.4 million write-off of the remaining value of our investment in Alps Mapping Co. Ltd. in the prior year, increased interest income of $614 thousand due to higher returns on our investment portfolio, and an increase in foreign exchange related income (expense), net of $122 thousand.

Provision for Income Taxes
(Dollars in thousands)

	Three months ended March 31,			Six months ended March 31,
			%			%

	2006	2005	Change	2006	2005	Change

Pre-tax income	$ 3,495	$ 3,728		$ 6,107	$ 5,647

Tax on pre-tax income at
36% (2006) and 34% (2005)	1,258	1,267		2,198	1,920
Tax on Alps loss	-	-		-	383
Alps deferred tax asset impairment	-	-		-	607
Foreign tax credit benefit	-	-		-	(883)
Foreign R&D tax credit	(122)	-		(122)	-
Other	13	-		59	-

Provision for income taxes	$ 1,149	$ 1,267	-9%	$ 2,135	$ 2,027	5%

The income tax expense of $1.1 million for the three months ended March 31, 2006 is the tax effect of pretax income at approximately 36%, or $1.3 million, adjusted for the discrete items during the second quarter with a net benefit of $109 thousand. The income tax expense of $1.3 million for the three months ended March 31, 2005 is the tax effect of pretax income at approximately 34%.

The income tax expense of $2.1 million for the six months ended March 31, 2006 is the tax effect of pretax income at approximately 36%, or $1.2 million, adjusted for the discrete items of negative $63 thousand. The income tax expense of $2.0 million for the six months ended March 31, 2005 is the tax effect of pretax income at approximately 34%, or $1.9 million, adjusted for the tax effect on the Alps Mapping loss which is not tax deductible by $383 thousand, the impairment of the deferred tax asset related to the Company's investment in Alps Mapping for $607 thousand, and an increase in the deferred tax asset from recognition of foreign tax credits as a result of the tax law changes made under the American Jobs Creation Act of 2004 of $883 thousand.

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

Liquidity and Capital Resources

Our cash and short-term investments totaled $79.2 million at March 31, 2006 compared to $73.8 million at September 30, 2005. Our investment portfolio consisted primarily of short-term, investment grade marketable securities, US government agency notes, corporate notes, commercial paper, and auction-rate investments.

Operating Activities

Net cash from operating activities was $6.3 million for the six-month period ended March 31, 2006 compared to net cash from operating activities of $5.6 million for the same prior year period. Cash generated from operating activities during the first half of fiscal year 2006 was primarily the result of net income and the add-back of non-cash items affecting the net income, such as depreciation and amortization, and stock-based compensation, as well as, an increase in deferred revenue, offset by increases in accounts receivable, other assets, and a decrease in accounts payable/accrued liabilities. Cash generated from operating activities for the six-month period ended March 31, 2005 resulted primarily from net income and the add-back of non-cash items affecting the net income, such as depreciation and amortization, loss on minority investments, tax benefit from option exercises, as well as, a decrease in accounts receivable, inventories and other current assets, offset by decreases in accounts payable/accrued liabilities, deferred revenue and income taxes.

Investing Activities

Net cash from investing activities was $593 thousand for the six-month period ended March 31, 2006, which consisted of $12.3 million from the sale of available-for-sale short-term investments, offset by the purchase of available-for-sale short-term investments of $9.7 million, fixed asset additions of $1.5 million, acquisition related payments of $453 thousand, and capitalized translation costs of $93 thousand. Net cash used for investing activities was $5.0 million for the six-month period ended March 31, 2005, due to the purchase of available-for-sale short-term investments of $24.3 million, additional acquisition related payments of $8.4 million, fixed asset additions of $1.5 million, and capitalized translation costs of $295 thousand, offset by the sale of available-for-sale short-term investments of $29.6 million.

Financing Activities

Net cash from financing activities was $1.9 million for the six-month period ended March 31, 2006, which consisted of proceeds from the exercise of stock options and ESPP purchases of $2.6 million, offset by repayments of debt obligations of $730 thousand. Net cash from financing activities for the six-month period ended March 31, 2005 was $1.2 million, which consisted of cash received due to stock option exercises and ESPP purchases totaling $1.9 million, offset by debt and lease payments of $655 thousand.

Contractual Obligations

The following table summarized our contractual obligations as of March 31, 2006 (in thousands):

	Payment due by Period

		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	Total

Contractual Obligations:
Capital lease obligations	$ 293	$ 152	$ 141	$ -	$ -
Other long-term debt	14,621	884	630	630	12,477
Scheduled interest expense	6,095	977	1,839	1,750	1,529
Operating leases	31,333	5,605	9,204	8,345	8,179

Total contractual obligations	$ 52,342	$ 7,618	$ 11,814	$ 10,725	$ 22,185

The Company has a $15.0 million credit facility with a commercial bank that expires on March 31, 2010. This credit facility requires the Company to pay a quarterly facility fee ranging from 0.25% to 0.375% based on the unused portion of the credit facility. As of March 31, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. In addition, the Company has an agreement with another bank to provide a credit facility for up to $15.0 million that expires on March 31, 2010. As of March 31, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which we are in compliance.

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

Off Balance Sheet Arrangements

During the first half of fiscal year 2006, we did not engage in:

  material off-balance sheet activities, including the use of structured finance or special purpose entities, material trading activities in non-exchange traded commodity contracts, or material transactions with person or entities that benefit from their non-independent relationship with us.

New Accounting Standards

In November 2005, the FASB issued FSP Financial Accounting Standard (FAS) 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We are currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on our results of operations, financial condition, or cash flow.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have an impact on our results of operations, financial condition, or cash flow.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have an impact on our results of operations, financial condition, or cash flow.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of U.S. dollar against certain foreign currencies negatively impacted second quarter and first half fiscal year 2006 revenue growth by approximately $1.1 million, or 3 percentage points and $1.8 million, or 3 percentage points, respectively, compared to the prior year comparable periods. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $44.5 million (which approximates the average amount invested in these securities during the six-month period ended March 31, 2006), each 1-percentage point decrease in the applicable interest rate would result in a $445 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of March 31, 2006 was $569 thousand. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

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

At March 31, 2006 and September 30, 2005, the fair value of the swap agreement, which represents the cash the Company would receive to settle the agreement, was $472 thousand and $8 thousand, respectively. The current portion of $70 thousand and $1 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $402 thousand and $7 thousand is included under the caption "Investments and other assets" as of March 31, 2006 and September 30, 2005, respectively. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest expense related to the swap of $1 thousand and $70 thousand for the three months ended March 31, 2006 and 2005, respectively. The Company recognized interest expense related to the swap of $19 thousand and $167 thousand for the six months ended March 31, 2006 and March 31, 2005, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, the factors and risks listed below, among others, could affect our future performance and should be considered in evaluating our outlook. There were no material changes in these risk factors from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States of America represented approximately 61% of our revenues in the second quarter of fiscal year 2006. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 47% of our revenue in the second quarter of fiscal year 2006 was denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We have incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003, all four quarters of fiscal year 2004, all four quarters of fiscal year 2005, and the first two quarters of fiscal year 2006, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development, selling, marketing, and general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. During the quarter ended December 31, 2004, we wrote-off the remaining value of our 49% equity investment in Alps. (See Note 8 to the Notes to Consolidated Financial Statements). As of March 31, 2006, we had approximately $49.8 million in goodwill, $10.2 million in other intangible assets and $1.2 million in investments. We recorded approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004, and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

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

Any financing activities we undertake, whether to fund acquisitions, operations, and growth or otherwise, could adversely affect our financial condition or results of operations. Additional debt financing could require us to pay a greater amount of interest and impose covenants that could impede our ability to manage our operations, raise additional capital, undertake acquisitions or other strategic transactions or pay dividends. For example, our current credit facilities contain covenants that require us, among other things, to maintain certain debt ratios and restrict how we invest our cash and liquid assets. Any financing through the sale of stock would result in dilution to existing stockholders.

Market volatility may affect our stock price, and the value of our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to March 31, 2006, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

MapInfo Corporation
Part II. Other Information (continued)

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on February 16, 2006, the following proposals were adopted by the vote specified below:

	For	Against	Withheld	Abstentions
Election of Directors:
Mark P. Cattini	17,793,445		1,745,583
John C. Cavalier	17,743,933		1,795,095
Joni Kahn	17,113,108		2,425,920
Thomas L. Massie	16,627,201		2,911,827
Robert P. Schechter	13,702,830		5,836,198
Simon J. Orebi Gann	17,113,932		2,425,096

Amendment to the Company's 2005 Stock Incentive Plan	12,357,932	3,047,519		37,058
The shares authorized under the 2005 Stock Incentive Plan were increased from 400,000 to 750,000 shares.

Amendment to the Company's Director Stock Option Plan	12,384,179	3,028,385		29,945
The shares authorized under the Director Stock Option Plan were increased from 497,500 to 647,500 shares.

Ratification of PricewaterhouseCoopers LLP	19,284,759	235,730		18,539
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

MAPINFO CORPORATION

Date: May 10, 2006	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).