Form 10-Q
period 2006-06-30
MAPINFO CORP
filed 2006-08-09
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________

FORM 10-Q

    (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of August 1, 2006 was 21,338,222.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2006

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended June 30		Ended June 30

	2006	2005	2006	2005

Net revenues:
Products	$ 32,281	$ 29,852	$ 90,335	$ 84,762
Services	10,750	9,073	32,024	24,359

Total net revenues	43,031	38,925	122,359	109,121

Cost of revenues:
Products	6,210	6,133	16,680	17,328
Services	6,872	5,707	20,747	15,327

Total cost of revenues	13,082	11,840	37,427	32,655

Gross profit	29,949	27,085	84,932	76,466

Operating expenses:
Research and development	6,629	6,051	19,190	17,534
Selling and marketing	14,379	12,670	40,511	35,776
General and administrative	5,148	4,144	15,967	11,951

Total operating expenses	26,156	22,865	75,668	65,261

Operating income	3,793	4,220	9,264	11,205
Interest income	917	528	2,295	1,292
Interest expense	(304)	(300)	(844)	(879)
Other expense - net	(248)	(358)	(450)	(1,881)

Interest and other income (expense), net	365	(130)	1,001	(1,468)

Income before provision for income taxes	4,158	4,090	10,265	9,737
Provision for income taxes	1,314	1,392	3,449	3,419

Net income	$ 2,844	$ 2,698	$ 6,816	$ 6,318

Earnings per share:
Basic	$ 0.13	$ 0.13	$ 0.32	$ 0.31
Diluted	$ 0.13	$ 0.13	$ 0.31	$ 0.30

Weighted average shares outstanding:
Basic	21,258	20,652	21,029	20,499
Diluted	21,920	21,270	21,736	21,138

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets
(in thousands)

	June 30,	September 30,
	2006	2005

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 49,439	$ 29,045
Restricted cash	222	1,311
Short-term investments, at amortized cost	36,457	43,460

Total cash and short-term investments	86,118	73,816
Accounts receivable, less allowance of $1,360 and $1,580
at June 30, 2006 and September 30, 2005, respectively	35,037	31,831
Inventories	707	548
Deferred income taxes	872	855
Other current assets	4,853	4,435

Total current assets	127,587	111,485
Property and equipment - net	24,287	24,850
Product development costs - net	203	454
Deferred income taxes	13,625	14,140
Goodwill - net	50,806	49,661
Other intangible assets - net	9,889	11,633
Investments and other assets	1,540	919

Total assets	$ 227,937	$ 213,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 795	$ 1,367
Accounts payable	3,149	3,639
Accrued liabilities	20,257	20,523
Deferred revenue	21,376	20,543
Income taxes payable	2,738	2,385

Total current liabilities	48,315	48,457
Long-term debt	13,789	14,277
Deferred income taxes, long-term	1,772	2,027
Deferred revenue, long-term	344	360
Other long-term liabilities	347	357

Total liabilities	64,567	65,478

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.002 par value	43	41
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	111,439	104,869
Retained earnings	47,899	41,083
Accumulated other comprehensive income	3,989	1,671

Total stockholders' equity	163,370	147,664

Total liabilities and stockholders' equity	$ 227,937	$ 213,142

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Nine months
	Ended June 30,

	2006	2005

Cash flows from (used for) operating activities
Net income	$ 6,816	$ 6,318
Depreciation and amortization	5,623	5,205
Stock-based compensation expense	2,676	-
Allowance for accounts receivable	(160)	(75)
Tax benefit from option exercises	-	443
Loss on minority investments	-	1,126
Provision for deferred income taxes	183	455
Changes in operating assets and liabilities:
Accounts receivable	(2,643)	(2,445)
Inventories	(183)	(20)
Other current assets	321	(231)
Accounts payable and accrued liabilities	(416)	(1,232)
Deferred revenue	486	844
Income taxes payable	320	36

Net cash from operating activities	13,023	10,424

Cash flows from (used for) investing activities
Additions to property and equipment	(2,318)	(2,201)
Capitalized translation costs	(136)	(367)
Acquisition of business and technology	(239)	(13,035)
Purchase of available-for-sale short-term investments	(20,513)	(38,990)
Sale of available-for-sale short-term investments	27,516	48,612

Net cash from (used for) investing activities	4,310	(5,981)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(1,096)	(989)
Proceeds from exercise of stock options and ESPP purchases	3,896	2,128

Net cash from financing activities	2,800	1,139

Effect of exchange rates on cash and cash equivalents	261	507

Net change in cash and equivalents	20,394	6,089
Cash and equivalents, beginning of period	29,045	22,486

Cash and equivalents, end of period	$ 49,439	$ 28,575

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended June 30, 2006

(In thousands, except share data)

		Common Stock		Accumulated
	Common	and Additional		Other	Total
	Stock	Paid-in Capital	Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

	(In thousands, except share data)

Balance, September 30, 2005	20,805,833	$ 104,910	$ 41,083	$ 1,671	$ 147,664
Net income	-	-	6,816	-	6,816
Foreign currency translation adjustment	-	-	-	1,634	1,634
Derivative valuation adjustment	-	-	-	684	684

Comprehensive income					9,134
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	513,923	3,896	-	-	3,896
Stock-based compensation	-	2,676	-	-	2,676

Balance, June 30, 2006	21,319,756	$ 111,482	$ 47,899	$ 3,989	$ 163,370

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets, related income statements, and statements of cash flows include the accounts of MapInfo Corporation and its subsidiaries ("MapInfo", "the Company", "we", "our", or "us") and include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. The September 30, 2005 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.  Stock Based Compensation

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 2,512,500 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of gross compensation during an offering period. During the nine-month periods ended June 30, 2006 and 2005, employees purchased 129,454 and 128,945 shares, respectively. The weighted average fair value per share during the nine-month periods ended June 30, 2006 and 2005 was $9.27 and $8.16, respectively.

For the three and nine-month periods ended June, 2006, the Company used the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	36.9%
Risk-free interest rate	4.7%
Expected dividends	none
Expected term	1 year

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Options granted under the plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted between July 1996 and September 2003, typically vest over 4 years and expire 10 years from the date of grant. Options granted after September 2003, typically vest over 4 years and expire 5 years from the date of grant. At June 30, 2006, options for 2,157,102 shares were exercisable and 636,860 were available for future grants under the plans. Total authorized but unissued shares as of June 30, 2006 was 3,825,917.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Balance, September 30, 2005	3,424,008	$ 11.09

Options granted	321,878	13.59
Options exercised	(384,469)	6.97
Options forfeited	(114,824)	9.66
Options expired	(57,536)	23.33

Balance, June 30, 2006	3,189,057	$ 11.67

The 3,189,057 outstanding stock options with a weighted average exercise price of $11.67 have a weighted average remaining contractual term of 4.28 years and an aggregate intrinsic value of $10.5 million. The total intrinsic value of options exercised in the nine-month period ended June 30, 2006 was $2.6 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

For various price ranges, weighted average characteristics of outstanding stock options at June 30, 2006 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 6/30/06	Contractual Life	Exercise Price	At 6/30/06	Exercise Price

$3.21 to $6.33	667,350	4.56	$ 4.57	600,752	$ 4.66
$6.61 to $9.71	812,862	3.10	8.93	560,561	8.67
$9.72 to $12.49	706,138	4.52	10.97	388,440	10.67
$12.75 to $14.99	649,918	5.23	13.57	254,560	13.55
$15.53 to $47.25	352,789	4.28	29.37	352,789	29.37

	3,189,057	4.28	$ 11.67	2,157,102	$ 11.87

The 2,157,102 exercisable stock options with a weighted average exercise price of $11.87 have a weighted average remaining contractual term of 4.26 years and an aggregate intrinsic value of $8.4 million. As of October 1, 2005 and June 30, 2006, there were 1,249,138 and 1,031,955 non-vested outstanding stock options, respectively.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company's 2006 fiscal year. The Company's Consolidated Financial Statements as of and for the three and nine months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended June 30, 2006 was $586 thousand, net of income taxes and $1.9 million, net of income taxes, respectively. There was no stock-based compensation expense recognized during the three and nine months ended June 30, 2005. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Income Statement. Prior to the adoption of SFAS 123(R), the Company

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Income Statement, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Income Statement for the first nine months of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company's Income Statement for the first nine months of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The weighted-average estimated value of employee stock options granted during the three and nine months ended June 30, 2006 was $5.46 and $6.05, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006

Expected volatility	42.8%	48.4%
Risk-free interest rate	5.0%	4.5%
Expected dividends	none	None
Expected term	4.0 years	4.4 years

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

The effect of SFAS 123(R) on the Company's deferred tax assets was $741 thousand on the June 30, 2006 balance sheet. The Company did not realize an actual tax benefit for the tax deductions from options exercised for the nine-month period ended June 30, 2006 due to the Company's net operating loss carryforwards.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table summarizes stock-based compensation, including stock-based compensation expense recognized under the Company's ESPP, in accordance with SFAS 123(R) for the three and nine months ended June 30, 2006, which was allocated to the Company's income statement as follows:

	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2006	2006

	(In thousands)
Cost of revenues - Products	$ 7	$ 29
Cost of revenues - Services	87	262

Stock-based compensation expense included in cost of revenues	94	291

Research and development	131	418
Selling and marketing	199	611
General and administrative	426	1,356

Stock based compensation expense included in operating expenses	756	2,385

Total stock-based compensation expense	850	2,676
Tax benefit	264	816

Stock-based compensation expense, net of tax	$ 586	$ 1,860

As of June 30, 2006, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company's stock option plans. The cost is expected to be recognized over a weighted average period of 2.4 years. As of June 30, 2006, there was $132 thousand of total unrecognized compensation cost related to non-vested share-based compensation under the Company's ESPP. The cost is expected to be recognized over a weighted average period of 0.2 years.

The Company does not have an active stock repurchase program. Stock options exercised and shares issued under the ESPP are newly issued shares.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table reflects net income and diluted earnings per share for the three and nine months ended June 30, 2006 compared with the proforma information for the three and nine months ended June 30, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	Three months ended		Nine months ended
	June 30,		June 30,

	2006	2005 Proforma	2006	2005 Proforma

(In thousands, except per share data)
Net income, as reported for the prior period (1)	N/A	$ 2,698	N/A	$ 6,318

Stock-based compensation expense	$ 850	913	$ 2,676	3,096
Tax benefit	264	311	816	1,119

Stock-based compensation expense, net of tax (2)	$ 586	$ 602	$ 1,860	$ 1,977

Net income including the effect of stock-based compensation expense (3)	$ 2,844	$ 2,096	$ 6,816	$ 4,341

Earnings per share:
Basic, as reported for the prior period (1)		$ 0.13		$ 0.31
Diluted, as reported for the prior period (1)		$ 0.13		$ 0.30
Basic, including the effect of stock-based compensation expense (3)	$ 0.13	$ 0.10	$ 0.32	$ 0.21
Diluted, including the effect of stock-based compensation expense (3)	$ 0.13	$ 0.10	$ 0.31	$ 0.21

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended June 30, 2006 and 2005.

	Three months Ended June 30,		Nine months Ended June 30,

	2006	2005	2006	2005

	(In thousands, except per share data)

Net income	$ 2,844	$ 2,698	$ 6,816	$ 6,318

Weighted average shares for basic EPS	21,258	20,652	21,029	20,499
Effect of dilutive stock options	662	618	707	639

Weighted average shares and assumed exercise of
stock options for diluted EPS	21,920	21,270	21,736	21,138

Basic EPS	$ 0.13	$ 0.13	$ 0.32	$ 0.31
Diluted EPS	$ 0.13	$ 0.13	$ 0.31	$ 0.30

Net income for the three and nine months ended June 30, 2006 included stock-based compensation expense under SFAS 123(R), net of income taxes of $586 thousand and $1.9 million, respectively. There was no stock-based compensation expense recorded under SFAS 123 in the three and nine months ended June 30, 2005 because the Company did not adopt the recognition provisions of SFAS 123. (See Note 2 to Financial Statements for proforma information).

Stock options are considered anti-dilutive if the number of shares the Company can repurchase with all forms of exercise proceeds exceed the weighted shares outstanding in the option. In addition, the impact of options with an exercise price equal to or greater than the average market price of the Company's common stock is also anti-dilutive. Anti-dilutive stock options are excluded from the calculation of earnings per share. Anti-dilutive stock options for the three months ended June 30, 2006 and 2005, were 1.3 million shares and 933 thousand shares, respectively. Anti-dilutive stock options for the nine months ended June 30, 2006 and 2005, were 1.3 million shares and 912 thousand shares, respectively.

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

At June 30, 2006 and September 30, 2005, the fair value of the swap agreement, which represents the cash the Company would receive to settle the agreement, was $692 thousand and $8 thousand, respectively. The current portion of $106 thousand and $1 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $586 thousand and $7 thousand is included under the caption "Investments and other assets" as of June 30, 2006 and September 30, 2005, respectively. The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company reduced interest expense by $15 thousand for the three months ended June 30, 2006. For the three months ended June 30, 2005, the Company recorded interest expense related to the swap of $56 thousand. The Company recognized net interest expense related to the swap of $4 thousand and $223 thousand for the nine months ended June 30, 2006 and 2005, respectively.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three and nine months ended June 30, 2006 and 2005, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended		Nine months ended
	June 30,		June 30,

	2006	2005	2006	2005

Net revenues:	(in thousands)		(in thousands)
Americas	$ 21,943	$ 18,791	$ 60,721	$ 51,749
EMEA	13,160	13,519	41,950	42,150
Asia-Pacific	7,928	6,615	19,688	15,222

Total net revenues	$ 43,031	$ 38,925	$ 122,359	$ 109,121

Operating income:
Americas	$ 5,527	$ 3,874	$ 13,633	$ 10,808
EMEA	2,940	3,883	11,875	13,308
Asia-Pacific	3,877	3,094	8,423	6,221
Corporate adjustments:
Cost of revenues-product	(7)	-	(29)	-
Cost of revenue-services	(87)	-	(262)	-
R&D	(4,496)	(3,772)	(12,703)	(10,986)
Selling and Marketing	(2,328)	(1,547)	(6,291)	(4,499)
G&A	(1,633)	(1,312)	(5,382)	(3,647)

Total operating income	$ 3,793	$ 4,220	$ 9,264	$ 11,205

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Commitments and Contingencies

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 1.35% is payable monthly. As described in Note 4 above, the Company has entered into an interest rate swap agreement to convert this variable rate mortgage loan to a fixed rate. At June 30, 2006 and September 30, 2005, the outstanding balance due on this mortgage loan was $14.0 million and $14.2 million, respectively.

Credit Facilities. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of June 30, 2006 and September 30, 2005, was $355 thousand and $1.0 million, respectively.

In addition, the Company has a $15.0 million credit facility with a commercial bank that expires on March 31, 2010. This credit facility requires the Company to pay a quarterly facility fee ranging from 0.25% to 0.375% based on the unused portion of the credit facility. As of June 30, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. In addition, the Company has an agreement with another bank to provide a credit facility for up to $15.0 million that expires on March 31, 2010. On June 30, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which the Company is in compliance.

Indemnification. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company believes the liability for these agreements as of June 30, 2006 is not material. Accordingly, the Company has not recorded a charge to earnings for any liability for these agreements in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

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

The balance of goodwill as of September 30, 2005 was $49.7 million. During the nine months ended June 30, 2006, goodwill increased by $1.1 million. The increase in goodwill was due to additional goodwill of $80 thousand related to the September 2004 acquisition of Southbank Systems Limited, $104 thousand related to the August 2005 acquisition of Dimasi Strategic Research, and $53 thousand related to the June 2005 acquisition of MarkeTech Systems, offset by the strengthening in foreign currencies versus the U.S. dollar which increased goodwill by $907 thousand. As a result, the goodwill balance as of June 30, 2006 was $50.8 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
June 30, 2006	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 3,694	$ 28	$ 4,299	3-8 years
Customer intangibles	8,695	5,308	7	3,394	4-10 years
Trademarks	2,316	219	18	2,115	2-10 years
Other	467	384	(2)	81	3-5 years

Total	$ 19,443	$ 9,605	$ 51	$ 9,889

		Accumulated	Effect of		Amortization
September 30, 2005	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 2,778	$ (59)	$ 5,128	3-8 years
Customer intangibles	8,695	4,507	(60)	4,128	4-10 years
Trademarks	2,316	28	(36)	2,252	2 years-Indefinite
Other	467	342	-	125	3-5 years

Total	$ 19,443	$ 7,655	$ (155)	$ 11,633

Amortization of purchased intangible assets for the three and nine months ended June 30, 2006 was $669 thousand and $1.9 million, respectively. Amortization of purchased intangible assets for the three and nine months ended June 30, 2005 was $471 thousand and $1.5 million, respectively. The Company reassesses the useful lives of the purchased intangible assets and makes changes to such lives when necessary.

The estimated annual amortization expense of purchased intangible assets for fiscal year 2006 and beyond is as follows (in thousands):

Fiscal year	Amount

2006	$ 2,648
2007	2,600
2008	2,187
2009	1,670
2010	695
Thereafter	1,833

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.     Investment in Alps Mapping Co. Ltd.

During fiscal year 2005, the Company wrote-off the remaining balance of its equity investment in Alps Mapping Co., Ltd. ("Alps") based primarily on the Company's proportionate share of Alps' quarterly operating loss. The impact, net of effect of foreign currency and other adjustments, was approximately $1.4 million and has been included in the Company's Consolidated Income Statement for the nine months ended June 30, 2005 under the caption "Other income (expense) - net." As a result of the write-down of the investment, the Company also recorded an impairment of the deferred tax asset related to this investment of approximately $600 thousand, which has been included in the Company's Consolidated Income Statement for the nine months ended June 30, 2005 under the caption "Provision for income taxes."

9.  Recent Accounting Pronouncements

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

9.  Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the potential impact of this interpretation on the Company's results of operations, financial condition, or cash flow.

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

We develop solutions directly for our customers and also work with technology vendors. We market our solutions through a worldwide network comprised of a direct sales organization, value-added-resellers (VARs), systems integrators, distributors, and original equipment manufacturers (OEMs). More than 7,000 customers in numerous industry sectors around the world utilize our products and services. Our focus on vertical markets, where we believe we can build on our domain expertise and knowledge of location, is critical to helping customers achieve their strategic objectives. Our vertical markets of telecommunications, retail, the public sector, and financial services, which includes insurance and retail banking, represented 15 percent, 22 percent, 30 percent, and 12 percent of total revenues for the three months ended June 30, 2006, respectively.

Dimasi Acquisition

On August 1, 2005, through our wholly owned subsidiary, MapInfo Australia Pty. Ltd, we acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market research company specializing in the retail and property sectors, provides various location analytics services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.7 million Australian dollars, or approximately $2.1 million US dollars, subject to a working capital adjustment based upon the closing balance sheet. In addition, we may pay up to $1.2 million Australian dollars, or approximately $912 thousand US dollars, in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.7 million Australian dollars, or approximately $2.1 million US dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand US dollars, was included in our September 30, 2005 Consolidated Balance Sheets as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which includes the working capital adjustment and the indemnification obligations of the seller. As of June 30, 2006, the amount remaining on the Balance Sheet as "Restricted Cash" for this withholding was $300 thousand Australian dollars, or $222 thousand U.S. dollars.

As of June 30, 2006, goodwill recorded as a result of the acquisition was approximately $1.1 million. Intangibles assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 1, 2005. The pro forma effects of the Dimasi acquisition on our income statement and balance sheet were not material. Twenty-four employees of Dimasi became employees of ours upon completion of the acquisition.

MarkeTech Acquisition

On June 2, 2005, we acquired substantially all of the assets and assumed certain liabilities of MarkeTech Systems, Inc., or MarkeTech, a privately held company headquartered in Raleigh,

North Carolina. MarkeTech is a provider of software, data, and services for use by retail banks to enhance branch network sales and profitability. The purchase price, including acquisition-related expense, was approximately $5.6 million. The purchase was completed with $5.6 million in cash on hand, of which $855 thousand was included in our September 30, 2005 Consolidated Balance Sheet as "Restricted Cash." During the third quarter of fiscal year 2006, the purchase transaction was finalized. The restricted cash was disbursed, of which we received approximately $290 thousand, resulting in a reduction of the original purchase price. We have no further obligations related to this transaction.

As of June 30, 2006, goodwill recorded as a result of the acquisition was $4.0 million. Intangibles assets acquired, other than goodwill, totaled $1.7 million with a 4-year estimated weighted average useful life. Of the $1.7 million of acquired intangible assets, approximately $1.1 million has been identified as technology intangibles (4-year estimated weighted average useful life), $470 thousand as customer intangibles (4-year estimated weighted average useful life), $80 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $45 thousand (2-year estimated weighted average useful life).

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

As of June 30, 2006, goodwill recorded as a result of the acquisition was approximately $867 thousand. Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

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

Sources of Revenue

We derive our revenue from product licenses and services fees. We also derive revenue from annual maintenance fees on our products. We market our solutions through a worldwide network comprised of a direct sales organization, VARs, systems integrators, distributors, and OEMs.

Revenues generated in the United States represented approximately 42% of our total revenues for the quarter ended June 30, 2006. As of June 30, 2006, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Spain, Italy, Sweden, and The Netherlands.

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

Deferred Revenue

At June 30, 2006, we had deferred revenues of approximately $21.7 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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
  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable, and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements consist primarily of perpetual product licenses sold with one-year maintenance arrangements and professional services. Maintenance arrangements are primarily sold separately from, or as a premium to, the product license fee. Fees for multiple element arrangements are allocated to the various elements of the arrangement based on the fair value of the elements. The fair value used to allocate revenue to the elements is based on vendor specific objective evidence ("VSOE") of fair values of the elements. VSOE is determined by the price charged when the same element is sold separately. The Company offers some products via an on-line hosted service. The service is typically sold on a subscription basis for a specific time period, typically not longer than one year. Customers generally do not have the right to take possession of the software under these arrangements and therefore these sales are accounted for under SAB Topic 13, Revenue Recognition. Revenue from on-line services is recognized ratably over the subscription period. In general, revenue related to post contract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. Revenue from customer training, business consulting services, analytical services and systems integration and custom application development is generally recognized when the service is performed.
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
  Deferred Tax Assets. At June 30, 2006, we had net deferred tax assets of $12.7 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to capital losses are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the ten-year foreign tax credit, the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets, resulting in a charge to income in the period such determination is made.
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
  Stock-based Compensation Expense. On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. Stock-based compensation expense, net of income taxes recognized under SFAS 123(R) for the three months and nine months ended June 30, 2006 was $586 thousand and $1.9 million, which consisted of stock-based compensation expense related to employee stock options and our ESPP. There was no stock-based compensation expense related to employee stock options and our ESPP during the three and nine months ended June 30, 2005. See Note 2 to the Consolidated Financial Statements for additional information.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The fair value of share-based payment awards on the date of grant as determined by the Black Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated value of employee stock options granted during the three and nine months ended June 30, 2006 was $5.46 and $6.05, respectively, using the Black Scholes model with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006

Expected volatility	42.8%	48.4%
Risk-free interest rate	5.0%	4.5%
Expected dividends	None	none
Expected term	4.0 years	4.4 years

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

Stock-based compensation expense recognized in the Consolidated Income Statement for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) in future periods, may differ significantly from what we have recorded in the current period.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2006	2005	Change	2006	2005	Change

Net Revenues
Products	$ 32,281	$ 29,852	8%	$ 90,335	$ 84,762	7%
Services	10,750	9,073	18%	32,024	24,359	31%

Total net revenues	43,031	38,925	11%	122,359	109,121	12%

Cost of revenues:
Products	6,210	6,133	1%	16,680	17,328	-4%
Services	6,872	5,707	20%	20,747	15,327	35%

Total cost of revenues	13,082	11,840	10%	37,427	32,655	15%

Gross profit	$ 29,949	$ 27,085	11%	$ 84,932	$ 76,466	11%
Gross profit %	69.6%	69.6%		69.4%	70.1%

Net Revenues

Revenues for the three months ended June 30, 2006 increased 11%, or $4.1 million, to $43.0 million from $38.9 million in the prior year third quarter. The June 2005 acquisition of MarkeTech, and the August 2005 acquisition of Dimasi, which we collectively refer to as the acquisitions, accounted for $1.6 million of the revenue increase in the third quarter. Product revenue, which includes software, data, and solutions, increased by $2.4 million, or 8%, and services revenue increased $1.7 million, or 18%, compared to the third quarter of the prior year. Acquisitions impacted product revenue by $319 thousand and services revenue by $1.3 million. In addition to the acquisitions, the increase in product revenue was primarily attributable to a 7% increase in our core product business primarily due to an increase in volume. The increase in the core services business was 4%.

On a geographic basis, third quarter revenues in the Americas increased $3.2 million, or 17%, over the same period last year. Acquisitions accounted for $738 thousand of the increase, and the remainder of the Americas business increased $2.4 million, or 13% versus prior year's third quarter, due to the increased volume resulting from improved execution from the Americas' predictive analytics team and improved efficiencies in sales and marketing efforts. This represents the fourth consecutive quarter of strong organic revenue growth in the Americas. Revenue in the Asia-Pacific region increased $1.3 million, or 20%, when compared to the same period a year ago, due to $870 thousand of acquisition-related revenue, as well as, strong revenue growth of 13% in Australia. Australia's increase was due to increased volume, primarily the result of strong execution across all product lines, particularly in the public sector market. This increase in volume in Australia has occurred over the past several quarters. Although we intend to continue our focus on sales and marketing efforts, factors beyond our control, such as economic conditions, may impact this trend of increased revenues in the Americas and Australia.

(See our Risk Factors in Part II, Item 1A). Europe, the Middle East, and Africa, or EMEA, revenues decreased $359 thousand, or 3%, which was mainly attributable to a decline in the United Kingdom. The strengthening of certain foreign currencies against the U.S. dollar increased worldwide revenue in the third quarter of fiscal year 2006 by approximately $200 thousand compared to the prevailing exchange rates in the third quarter of the prior year.

Revenue for the first nine months of fiscal year 2006 increased 12%, or $13.2 million, to $122.4 million from $109.1 million in the prior year. The February 2005 acquisition of GeoBusiness, the June 2005 acquisition of MarkeTech, and the August 2005 acquisition of Dimasi, which we collectively refer to as the FY 05 acquisitions, accounted for $6.5 million of the revenue increase in the first nine months. Product revenue, which includes software, data, and solutions, increased by $5.6 million, or 7%, and services revenue increased $7.7 million, or 31%, compared to the first nine months of the prior year. FY 05 acquisitions impacted product revenue by $1.5 million and services revenue by $5.0 million. In addition to the FY 05 acquisitions, the increase in services revenue was primarily attributable to an 11% increase in our core services business. The increase in the worldwide core services business relates to an increase in volume, primarily as a result of our predictive analytics team's improved capacity to respond to increased customer demand. The increase in core product revenue was 5%, primarily due to strong execution from our sales and marketing teams in the Americas and Asia Pacific regions, offset by a decline in Europe.

On a geographic basis, revenue in the Americas for the first nine months of fiscal year 2006 increased $9.0 million, or 17%, over the same period last year. Acquisitions accounted for $2.9 million of the increase, and the remainder of the Americas business increased $6.1 million, or 12%, versus prior year's first nine months, primarily due to the increased volume resulting from improved execution from the Americas' predictive analytics team and improved efficiencies in sales and marketing efforts. Europe, the Middle East, and Africa, or EMEA, revenues decreased $200 thousand, or less than 1%. EMEA's revenue decrease in the first nine months of fiscal year 2006 when compared to prior year's comparable period was mainly attributable to the weakening of foreign currencies against the U.S. dollar, which negatively impacted revenue by approximately $1.8 million, offset by acquisitions, which increased EMEA's revenue by $1.2 million. Revenues in the Asia-Pacific region increased $4.5 million, or 29%, when compared to last year's first nine months, primarily due to $2.4 million of acquisition-related revenues, as well as, strong revenue growth of 18% in Australia due to increased volume, primarily the result of strong execution across all product lines, particularly in the public sector market. The weakening of foreign currencies in the Asia Pacific region against the U.S. dollar reduced revenue for the first nine months of fiscal year 2006 by approximately $437 thousand compared to the prevailing exchange rates in the comparable period from the prior year. The strengthening of the U.S. dollar against certain foreign currencies negatively impacted worldwide revenue in the first nine months of fiscal year 2006 by $1.6 million compared to the prevailing exchange rates in the first nine months of the prior year.

Cost of Revenues and Gross Profit

Cost of revenue consists primarily of salaries and related costs for engineers associated with consulting and analytical services, technical support and training personnel, and product royalties. Cost of revenue as a percentage of revenues of 30.4% was flat when compared to the third quarter of the prior year. As a result, the gross margin of 69.6% was consistent with prior year's third quarter.

Gross profit margin as a percentage of revenue that related to product revenue was 80.8% and 79.5%, for the three months ended June 30, 2006 and 2005, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 36.1% and 37.1%, for the three months ended June 30, 2006 and 2005, respectively. Cost of revenues for the three months ended June 30, 2006 included stock-based compensation expense related to the Company's adoption of SFAS 123 (R) of $7 thousand, cost of revenue-products, and $87 thousand, cost of revenue-services. Cost of revenues for the prior year third quarter did not include expense related to stock-based compensation.

Cost of revenue as a percentage of revenue increased to 30.6% from 29.9% in the prior year first nine months. As a result, the gross margin for the first nine months of fiscal year 2006 decreased to 69.4% from 70.1% in the prior year. The decrease in gross margin is primarily related to increased services costs due to acquisitions, $467 thousand of related intangible amortization, and $291 thousand of stock-based compensation expense.

Gross profit margin as a percentage of revenue that related to product revenue was 81.5% and 79.6%, for the first nine months of fiscal years 2006 and 2005, respectively. Gross profit margin as a percentage of revenue that related to services revenue was 35.2% and 37.1%, for the first nine months of fiscal years 2006 and 2005, respectively. Cost of revenues for the first nine months of fiscal year 2006 included stock-based compensation expense related to the Company's adoption of SFAS 123 (R) of $29 thousand, cost of revenue-products, and $262 thousand, cost of revenue-services. Cost of revenues for the first nine months of fiscal year 2005 did not include expense related to stock-based compensation.

Operating Expenses
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2006	2005	Change	2006	2005	Change

Research and development	$ 6,629	$ 6,051	10%	$ 19,190	$ 17,534	9%
Percentage of net revenues	15.4%	15.5%		15.7%	16.1%

Selling and marketing	$ 14,379	$ 12,670	13%	$ 40,511	$ 35,776	13%
Percentage of net revenues	33.4%	32.5%		33.1%	32.8%

General and administrative	$ 5,148	$ 4,144	24%	$ 15,967	$ 11,951	34%
Percentage of net revenues	12.0%	10.6%		13.0%	11.0%

Research and development

Research and development (R&D) expense increased $578 thousand, or 10%, to $6.6 million in the third quarter from $6.1 million in the prior year. R&D expense attributable to acquisitions was $103 thousand in the third quarter and the effect of SFAS 123 (R) on R&D expense was an incremental $131 thousand. The remaining increase was primarily due to an increase in contracted R&D costs of approximately $200 thousand. The impact of the strengthening of certain foreign currencies versus the U.S. dollar increased R&D expense by approximately $150 thousand in the third quarter in comparison to prior year. R&D headcount was 216 compared to 220 at the end of prior year's third quarter. As a percentage of net revenues, R&D expense was 15.4% compared with 15.5% in last year's comparable period.

Research and development (R&D) expense increased $1.7 million, or 9%, to $19.2 million in the first nine months of fiscal year 2006 from $17.5 million in the comparable period in the prior year. R&D expense attributable to acquisitions was $274 thousand in the first nine months of fiscal year 2006 and the effect of SFAS 123 (R) on R&D expense was an incremental $418 thousand. The remaining increase was primarily due to increased R&D wages and an increase in contracted R&D costs of approximately $200 thousand. The impact of the strengthening of certain foreign currencies versus the U.S. dollar increased R&D expense by approximately $105 thousand in the first nine months of fiscal year 2006 in comparison to the prior year. As a percentage of net revenues, R&D expenses for the first nine months of fiscal year 2006 were 15.7% compared with 16.1% in last year's comparable period.

Selling and marketing

Selling and marketing expense increased $1.7 million, or 13%, in the third quarter to $14.4 million from $12.7 million in the prior year third quarter. Additional selling and marketing expense attributable to acquisitions was $126 thousand in the third quarter and the effect of SFAS 123 (R) on selling and marketing costs was approximately $199 thousand. The remaining increase in selling and marketing expense primarily relates to increased expense related to marketing programs of approximately $752 thousand, severance cost in Europe of approximately $190 thousand, and increased headcount. The effect of foreign currencies reduced selling and marketing expense in the third quarter by approximately $13 thousand in comparison to prior year. Selling and marketing headcount was 292 compared to 278 at the end of the prior year's third quarter. As a percentage of net revenues, selling and marketing expenses were 33.4% compared to 32.5% in the prior year third quarter.

Selling and marketing expense increased $4.7 million, or 13%, in the first nine months of fiscal year 2006 to $40.5 million from $35.8 million in the prior year comparable period. Additional selling and marketing expense attributable to acquisitions was $471 thousand in the first nine months of fiscal year 2006 and the effect of SFAS 123 (R) on selling and marketing costs was approximately $611 thousand. The remaining increase in selling and marketing expense primarily relates to increased expense related to marketing programs of approximately $1.9 million, severance cost in Europe of approximately $190 thousand, and increased headcount. The effect of foreign currencies reduced selling and marketing expense in the first nine months of fiscal year 2006 by approximately $779 thousand in comparison to prior year. As a percentage of net revenues, selling and marketing expense was 33.1% for the first nine months of fiscal year 2006 compared to 32.8% in the prior year.

General and administrative

General and administrative (G&A) expense increased $1.0 million, or 24%, to $5.1 million from $4.1 million in prior year's third quarter. The effect of SFAS 123 (R) on third quarter 2006 G&A was an incremental $426 thousand. The remaining increase in G&A was primarily the result of severance costs in Europe of $125 thousand, and increased headcount. G&A headcount was 147 compared to 142 at the end of the third quarter in fiscal year 2005. As a percentage of net revenues, G&A expense was 12.0% compared to 10.6% in the prior year third quarter.

General and administrative (G&A) expense for the first nine of fiscal year 2006 increased $4.0 million, or 34%, to $16.0 million from $12.0 million in the prior year's first nine months. The effect of SFAS 123 (R) on G&A for the first nine months of fiscal year 2006 was an incremental $1.4 million. The remaining increase in G&A was primarily the result of increased professional fees of approximately $488 thousand associated with Sarbanes-Oxley compliance, increased legal fees of $103 thousand, severance charges of $235 thousand, and increased headcount. The strengthening of the U.S. dollar versus certain foreign currencies decreased G&A expense for the first nine months of fiscal year 2006 by approximately $168 thousand when compared to the prior year's first nine months. As a percentage of net revenues, G&A expense for the first nine months of fiscal year 2006 was 13.0% compared to 11.0% in the prior year.

Interest and Other Income (Expense), Net
(Dollars in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%

	2006	2005	Change	2006	2005	Change

Interest and other income (expense), net	$ 365	$ (130)	381%	$ 1,001	$ (1,468)	-168%

Interest and other income (expense), net in the third quarter of fiscal year 2006 of $365 thousand was a $495 thousand improvement over the third quarter of the prior year. This increase was primarily due to increased interest income of $389 thousand primarily due to higher returns on our investment portfolio, and an increase in foreign exchange related income (expense), net of $125 thousand.

Interest and other income (expense), net in the first nine months of fiscal year 2006 of $1.0 million was a $2.5 million improvement over the first nine months of the prior year. This increase was primarily due to the $1.4 million write-off of the remaining value of our investment in Alps Mapping Co. Ltd. in the prior year, increased interest income of $1.0 million due to higher returns on our investment portfolio, and an increase in foreign exchange related income (expense), net of $247 thousand.

Provision for Income Taxes
(Dollars in thousands)

	Three months ended June 30,			Nine months ended June 30,
			%			%

	2006	2005	Change	2006	2005	Change

Pre-tax income	$ 4,158	$ 4,090		$ 10,265	$ 9,737

Tax on pre-tax income at
36% (2006) and 34% (2005)	1,497	1,392		3,695	3,312
Tax on Alps loss	-	-		-	383
Alps deferred tax asset impairment	-	-		-	607
Foreign tax credit benefit	-	-		-	(883)
Tax return true-up	-	-		(122)	-
Tax reserve adjustment	(143)	-		(195)	-
Other	(40)	-		71	-

Provision for income taxes	$ 1,314	$ 1,392	-6%	$ 3,449	$ 3,419	1%

The income tax expense of $1.3 million for the three months ended June 30, 2006 is the tax effect of pretax income at approximately 36%, or $1.5 million, adjusted for the discrete items during the third quarter with a net benefit of $183 thousand. The income tax expense of $1.4 million for the nine months ended June 30, 2005 is the tax effect of pretax income at approximately 34%.

The income tax expense of $3.4 million for the nine months ended June 30, 2006 is the tax effect of pretax income at approximately 36%, or $3.7 million, adjusted for the discrete items of negative $246 thousand. The income tax expense of $3.4 million for the nine months ended June 30, 2005 is the tax effect of pretax income at approximately 34%, or $3.3 million, adjusted for the tax effect on the Alps Mapping loss which is not tax deductible by $383 thousand, the impairment of the deferred tax asset related to the Company's investment in Alps Mapping for $607 thousand, and an increase in the deferred tax asset from recognition of foreign tax credits as a result of the tax law changes made under the American Jobs Creation Act of 2004 of $883 thousand.

On October 22, 2004, the American Jobs Creation ("Act") was signed into law. The Act contains two provisions that may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities ("QPA") and Foreign Earnings Repatriation ("FER"). We are not able to claim the benefits of the QPA provisions of the Act until we fully utilized our net operating loss carryovers. We do not plan to repatriate our foreign earnings under the FER provision and therefore, no U.S. income tax has been provided on the foreign earnings.

Liquidity and Capital Resources

Our cash and short-term investments totaled $86.1 million at June 30, 2006 compared to $73.8 million at September 30, 2005. Our investment portfolio consisted primarily of short-term, investment grade marketable securities, US government agency notes, corporate notes, commercial paper, and auction-rate investments.

Operating Activities

Net cash from operating activities was $13.0 million for the nine-month period ended June 30, 2006 compared to net cash from operating activities of $10.4 million for the same prior year period. Cash generated from operating activities during the first nine months of fiscal year 2006 was primarily the result of net income and the add-back of non-cash items affecting the net income, such as depreciation and amortization, and stock-based compensation, as well as, an increase in deferred revenue, offset by increases in accounts receivable, inventories, and a decrease in accounts payable/accrued liabilities. Cash generated from operating activities for the nine-month period ended June 30, 2005 resulted primarily from net income and the add-back of non-cash items affecting the net income, such as depreciation and amortization, loss on minority investments, tax benefit from option exercises, and deferred income taxes, as well as, an increase in deferred revenue, offset by increases in accounts receivable and other current assets and a decrease in accounts payable/accrued liabilities.

Investing Activities

Net cash from investing activities was $4.3 million for the nine-month period ended June 30, 2006, which consisted of $27.5 million from the sale of available-for-sale short-term investments, offset by the purchase of available-for-sale short-term investments of $20.5 million, fixed asset additions of $2.3 million, acquisition related payments of $239 thousand, and capitalized translation costs of $136 thousand. Net cash used for investing activities was $6.0 million for the nine-month period ended June 30, 2005, due to the purchase of available-for-sale short-term investments of $39.0 million, additional acquisition related payments of $13.0 million, fixed asset additions of $2.2 million, and capitalized translation costs of $367 thousand, offset by the sale of available-for-sale short-term investments of $48.6 million.

Financing Activities

Net cash from financing activities was $2.8 million for the nine-month period ended June 30, 2006, which consisted of proceeds from the exercise of stock options and ESPP purchases of $3.9 million, offset by repayments of debt obligations of $1.1 million. Net cash from financing activities for the nine-month period ended June 30, 2005 was $1.1 million, which consisted of cash received due to stock option exercises and ESPP purchases totaling $2.1 million, offset by debt and lease payments of $989 thousand.

Contractual Obligations

The following table summarized our contractual obligations as of June 30, 2006 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 256	$ 154	$ 102	$ -	$ -
Other long-term debt	14,328	669	630	630	12,399
Scheduled interest expense	5,844	962	1,826	1,740	1,316
Operating leases	31,189	4,072	9,454	8,461	9,202

Total contractual obligations	$ 51,616	$ 5,856	$ 12,012	$ 10,830	$ 22,917

The Company has a $15.0 million credit facility with a commercial bank that expires on March 31, 2010. This credit facility requires the Company to pay a quarterly facility fee ranging from 0.25% to 0.375% based on the unused portion of the credit facility. As of June 30, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. In addition, the Company has an agreement with another bank to provide a credit facility for up to $15.0 million that expires on March 31, 2010. As of June 30, 2006 and September 30, 2005, there were no outstanding borrowings under this credit facility. Both credit facilities contain certain financial covenants with which we are in compliance.

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

Off Balance Sheet Arrangements

During the first nine months of fiscal year 2006, we did not engage in:

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the potential impact of this interpretation on our results of operations, financial condition, or cash flow.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the fluctuation of the U.S. dollar against certain foreign currencies increased third quarter revenue growth by approximately $200 thousand, or 1-percentage point versus prior year's third quarter. For the first nine months of fiscal year 2006 revenue growth was negatively impacted approximately $1.6 million, or 2-percentage points compared to the prior year comparable period. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $45.3 million (which approximates the average amount invested in these securities during the nine-month period ended June 30, 2006), each 1-percentage point decrease in the applicable interest rate would result in a $453 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of June 30, 2006 was $355 thousand. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

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

At June 30, 2006 and September 30, 2005, the fair value of the swap agreement, which represents the cash we would receive to settle the agreement, was $692 thousand and $8 thousand, respectively. The current portion of $106 thousand and $1 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $586 thousand and $7 thousand is included under the caption "Investments and other assets" as of June 30, 2006 and September 30, 2005, respectively. We record the payments or receipts on the agreement as adjustments to interest expense. We reduced interest expense by $15 thousand for the three months ended June 30, 2006. For the three months ended June 30, 2005, we recorded interest expense related to the swap of $56 thousand. We recognized net interest expense related to the swap of $4 thousand and $223 thousand for the nine months ended June 30, 2006 and 2005, respectively.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States of America represented approximately 58% of our revenues in the third quarter of fiscal year 2006. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 46% of our revenue in the third quarter of fiscal year 2006 was denominated in foreign currencies. Changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We have incurred losses in past fiscal years, and we may incur losses in the future. We reported losses for fiscal years 2002 and 2003. Although we reported positive net income for the last two quarters of fiscal year 2003, all four quarters of fiscal year 2004, all four quarters of fiscal year 2005, and the first three quarters of fiscal year 2006, we may not be able to sustain profitability. To maintain profitability, we will have to generate significant revenues to offset our cost of revenues and our research and development, selling, marketing, and general and administrative expenses. If we are unable to maintain and expand our current customer base, increase our revenues and decrease our costs, we may not be able to maintain profitability.

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

We may be unable to attract and retain key employees. Our continued success will depend in large part on our ability to attract and retain highly qualified technical, managerial, selling and marketing, executive and other personnel. Competition for such personnel is intense. Further, if we decide to change our equity-based compensation plan strategy for future grants, our ability to retain existing employees and to attract qualified candidates could be affected. We cannot assure you that we will be able to continue to attract or retain such personnel. Loss of key personnel or changes in management could have an adverse impact on our financial condition and results of operations.

We depend on third parties for a portion of our data. The loss of access to this data would harm our business, and we could become subject to liability for the use or distribution of the data we receive from third parties. We rely in part on independent developers for the development of specialized data products that use our software. In some cases we rely on sole source suppliers for data. Failure by these independent developers to continue to develop such data products, or changes in the contractual arrangements with these independent developers could have a material adverse effect on our business and results of operations. We may experience delays in finding and securing alternative suppliers in the event of the loss of any of these independent developers, especially sole source suppliers. In addition, when we integrate and distribute information we obtain from third parties, we could become liable for such things as defamation, invasion of privacy, fraud, negligence, intellectual property infringement, and product or service liability.

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

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. During the quarter ended December 31, 2004, we wrote-off the remaining value of our 49% equity investment in Alps. (See Note 8 to the Notes to Consolidated Financial Statements). As of June 30, 2006, we had approximately $50.8 million in goodwill, $9.9 million in other intangible assets and $1.5 million in investments. We recorded approximately $16.7 million in goodwill in connection with our acquisition of Southbank in 2004, and $14.1 million in goodwill in connection with our acquisition of Thompson in 2003. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

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

Developing new products and enhancements to existing products and providing technical training and analytics services is very expensive. In the course of our business, we incur significant costs of revenues and operating costs, such as research and development, general and administrative and selling and marketing expenses. Our current operations may not generate sufficient cash flow to fund our future operations and our growth strategy or service our outstanding or future debt. We believe that our existing cash, cash equivalents and short-term investments, together with funds generated from operations and available financing, will be sufficient to meet our operating and capital requirements for the next twelve months.

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

Market volatility may affect our stock price, and the value of our common stock may experience sudden decreases. There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. During the period from January 1, 2003 to June 30, 2006, the lowest and highest reported trading prices of our common stock on the NASDAQ National Market were $3.11 and $15.70, respectively. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

MAPINFO CORPORATION

Date: August 9, 2006	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).