Form 10-K
period 2006-09-30
MAPINFO CORP
filed 2006-12-14
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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
     Common Stock, $.002 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES         NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES         NO X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X         NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES         NO X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $219,660,018 based on the closing price of the Common Stock on the Nasdaq Global Market on March 31, 2006.

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of December 8, 2006 was 21,576,297.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders	III

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In this Annual Report on Form 10-K, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to statements: as to our plans for our business, the sufficiency of funds to meet operating requirements for the next 12 months; the success of our vertical market strategy; the ability of our customers to achieve improved operating results from the use of our products and services; the ability to develop new technology and/or products; and the potential impact of accounting policies and pronouncements on our future financial reports and results. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below in Item 1A. "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our standards-based Envinsa™ enterprise location intelligence platform allows organizations to rapidly build location-based applications, which they can provide to their customers as well as use internally in their own organizations. Envinsa was designed to be a single platform combining different components of location intelligence functionality. Envinsa is modular in nature, meaning that enterprises and organizations can deploy and use pieces of the platform, depending on their needs. Envinsa scales to support large enterprises with thousands of users and is designed to integrate with existing information technology, or IT systems. In addition to this platform, our set of core capabilities consisting of mapping tools, geocoding tools and routing tools can be licensed in the form of discrete products. We also offer data sets to our customers. Our value-added data sets integrate with our customers' existing data sets for use in our solutions in order to generate more valuable intelligence. We also offer consulting and analytical services to customers in order to help them build predictive models and custom applications for, and generate answers to, location-oriented problems.

We develop solutions directly for our customers and also work with leading technology vendors, including Agilent Technologies, Business Objects, Cognos, IBM, MicroStrategy and Oracle. We

market our solutions through a worldwide network comprised of a direct sales organization, value-added resellers (VARs), systems integrators, distributors, and original equipment manufacturers (OEMs). More than 7,000 organizations in numerous industry sectors around the world utilize our products and services, including AT&T, Brinker International, The Gap, The Home Depot, MasterCard International, The State of New York, TD Bank Financial Group, and Vodafone.

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

Key attributes of the MapInfo® location intelligence solution that differentiate us include:

  a broad portfolio of software, data and services;
  the ability to address complex, industry-specific problems;
  sophisticated analytical capabilities;
  fast and simple deployment and configuration; and
  an open architecture allowing for rapid customization and application development.

Our Solution

We offer a broad portfolio of software, data sets and services designed to help our customers in business and government meet a diverse set of needs, including site selection, risk management, market analysis, network planning and asset management. Our solutions allow our customers to solve complicated problems by enabling them to visualize, develop, analyze, and share location intelligence critical to their business processes and decision-making.

Key advantages of our solution include:

Comprehensive Software, Data Sets, and Services Offering.  We offer organizations a single source location intelligence solution through our broad portfolio of software, data sets and services offerings. Businesses and government agencies use our core products, data and vertical market solutions to incorporate location-based data into their decision-making processes to drive more effective results. Our value-added data sets integrate with our customers' existing data for use in our solutions in order to generate more valuable intelligence. As a complement to these offerings, we offer a broad range of professional services, such as application development and systems integration, which help our customers quickly implement and customize our solutions.

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

Ease of Deployment and Use.  Our solutions are built on an open architecture, integrate with our customers' current IT environments and are deployable in combination with most major database technologies, including those of IBM, Oracle and Microsoft.

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

Two key elements of our strategy are as follows:

Accelerate Our Penetration into Target Vertical Markets.   A key element of our growth strategy involves deepening our presence in our targeted vertical markets - telecommunications, the public sector, retail, and financial services, which includes insurance and retail banking. The foundation of these efforts is strengthening our vertical market expertise through broadening our understanding of the priorities, issues, challenges and opportunities facing these markets. From this understanding, we are able to package our portfolio of location intelligence capabilities to solve specific problems facing organizations in each of these targeted markets. As an example, we intend to leverage our existing predictive analytics capabilities both to expand current value propositions in each of our vertical markets and to increase the breadth of predictive analytics value propositions that we provide. By doing so, we intend to further penetrate our existing customer base and expand into new areas within each market.

Broaden the Use of Our Solutions Across the Enterprise.  Through a combination of software, data, predictive analytics services and custom development services, MapInfo provides a powerful portfolio of location intelligence capabilities that we utilize to help our customers solve key business problems. With our Envinsa enterprise location intelligence platform, we intend to facilitate the increased use of location-based solutions across entire organizations through easy-to-deploy web services, integrated functionality and industry standard technology design. Our developer tools and our data sets are designed to interoperate to enable organizations as well as our services teams to quickly develop applications scalable across the enterprise.

We expect to execute these two elements of the growth strategy through a combination of investment in internal initiatives and in targeted acquisitions. Internal initiatives will focus typically on expanding capacity and enhancing technology and services capabilities. Through acquisition efforts, we intend to enhance our organization with businesses and technologies that will deepen our vertical market penetration, increase our geographical presence, expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity and broaden our customer base.

Products and Services

Our offering includes our core location-based products, enterprise location intelligence platform, vertical market solutions, and professional services. The following table shows our products and services revenues for the last three fiscal years:

Net revenues:	2006	2005	2004

Products	$122,100	$115,504	$97,695
Services	43,395	33,920	26,978

Total net revenues	$165,495	$149,424	$124,673

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

Mapping Tools.  Our mapping tools give users the ability to visualize data, perform location-based comparisons and analyses, and distribute and present information in the form of interactive maps. MapXtreme is a mapping engine that enables companies to create applications to analyze and distribute critical location-based information to multiple departments as well as to partners and customers via the Internet or corporate intranets. MapXtreme is available for Microsoft® Windows® , .NET and COM-based, and Java® technology platforms. Deployed in a client-server mode, MapXtreme allows software developers to quickly and easily add mapping functionality to many software applications.

Geocoding Tools.  Our geocoding tools allow our customers to make data location-relevant and provide a geographical backdrop in the form of a query of those locations. Our MapMarker geocoding and address matching engine turns ordinary address records into geographic objects that can be displayed on a map quickly and accurately. MapMarker may be deployed in a desktop or server environment. We also offer MapMarker DataBase Extenders, which allow MapMarker® technology to be deployed from within a variety of popular databases, including Oracle® and Microsoft® SQL Server.

Routing Tools.  Our routing tools allow organizations to create customized applications for routing people, products and resources. Our Routing J Server™ technology is a customizable Java-based direction and routing engine for improving drive time and routing efficiency. It can be used to generate point-to-point driving directions, calculating either the shortest or fastest route. Routing J Server is used in conjunction with MapXtreme and MapMarker J Server to display locations and routes on maps, as well as provide text-based driving directions.

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

TargetPro®.   Our TargetPro solution enables organizations to link location analysis to customer data. By combining clients' proprietary customer data and our demographic, segmentation and clustering data with our powerful location intelligence capabilities, TargetPro allows organizations to gain a comprehensive view of their customers for more targeted customer outreach and enhanced market analysis. It helps customers be significantly more exact in targeting their marketing efforts and defining their market potential. TargetPro also provides insight into the demographic and purchasing behavior characteristics of geographic areas in the United Kingdom, Canada, and the United States.

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

Data Sets.  In alliance with various data suppliers around the world, we offer a range of value-added data sets, including streets and boundaries data, demographic data and industry-specific data. We source value-added data sets from various suppliers and add significant value by applying our internally developed data development methodologies and related software code. As a result, our data sets are easy to deploy and utilize within various software applications and analytical scenarios.

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

Using Java 2 Platform, Enterprise Edition, or J2EE®, and Web Services, Envinsa delivers its capabilities in a robust, highly scalable platform and is designed to be integrated into and managed inside a standard IT environment. Envinsa includes a software developer kit that allows developers to build applications using XML, .NET or Java APIs.

Envinsa is designed to be open and interoperable and has been built to conform to critical Java community, Open GeoSpatial Consortium, W3C, ISO and OMA standards. Envinsa supports multiple application deployments, including web, wireless handset, PDA, voice and other deployment architectures.

Envinsa On-Line Services (EOLS)

In addition to offering our Envinsa platform for placement in customers' locations, MapInfo provides hosted solutions to help customers that do not wish to manage the infrastructure themselves. EOLS delivers 'hosted applications' to customers without the need to bring MapInfo software or data in-house. The data and applications can be accessed via the Internet, providing organizations with the benefits of location enabling their enterprise, with minimal internal resources and without the need for capital investment.

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

We have created offerings that enhance and support network management decisions, asset management, economic development and site optimization for effective planning and informed decision-making.

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

MarketSuite®. Based on MapInfo's proven expertise in government and retail, MarketSuite for Economic Development helps municipalities attract, retain and support local businesses and national chains, create jobs, identify development opportunities for available real estate and provide communities with the goods and services they need. MarketSuite provides local government, economic development organizations and commercial real estate developers insight into an area's demographics, economic trends and even future retail development opportunities to enable them to identify and attract the businesses that would most likely be interested in expanding into the community.

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

AnySite®.  Our AnySite software enables retail and financial services clients to enhance their network build-out decisions. The easy-to-use mapping and reporting capabilities allow companies to connect to, retrieve and report both our data and proprietary customer databases in order to analyze trade area data more easily and accurately. AnySite includes predictive analytic modules, which help companies to determine the best markets and the optimal number of sites within those markets to maximize their networks.

AnySite Online.  The AnySite Online service offers affordable, mission critical analysis of demographic information via the Internet or intranet for site analysis accessed through an unlimited monthly or annual subscription. It allows for easy creation of advanced demographic reports and presentation quality maps for both the United States and Canada.

AnySite Financial. Introduced in 2006, AnySite Financial is a comprehensive solution that allows users to analyze the best financial demand and demographic data available while visualizing market dynamics in an easy-to-use mapping and display analytics platform. AnySite Financial provides a simple and accurate solution for performance assessment, site and market analysis and target marketing.

MapInfo focuses its financial services expertise and experience into the following decision support models and services for distribution network optimization and branch sales diagnostics and enhancements.

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

Business Consulting Services.  Our business consulting services are an extension of our analytical services. In addition to helping our customers generate more valuable data, we also analyze their current and contemplated strategies, such as those including customer marketing, asset management and site selection.

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

Customers

More than 7,000 organizations in numerous industry sectors around the world use our location intelligence technology and expertise to better manage their assets, risks, customers, competitors and citizens. Our products are translated into 20 languages and sold in 60 countries throughout the world. For the fiscal year ended September 30, 2006, revenues from the Americas, EMEA (Europe, Middle East and Africa) and the Asia-Pacific region were 49 percent, 35 percent and 16 percent, respectively.

The following is a list of some of our largest customers in the telecommunications, public sector, retail (which includes retailers of consumer goods, restaurants and real estate businesses), and financial services (which includes insurance and retail banking) vertical markets:

Telecommunications	Public Sector	Retail	Financial Services
AT&T Cingular Sprint Nextel Verizon Vodafone	City of Gothenburg, Sweden Federal Emergency Management Agency Goldcoast City Council, Australia The State of New York Department of Criminal Justice Services U.S. Department of Defense	Brinker International The Gap The Home Depot IKEA JoANN Stores, Inc.	Barclays Bank Citibank MasterCard International TD Bank Financial Group Gen Re Corporation Greater New York Insurance Safeco

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

Alliances.  We seek to enter into relationships with leading application and technology providers and systems integrators who incorporate our solutions with theirs. These vendors focus on areas including customer relationship management, business intelligence and enterprise resource planning. These alliances are based on various types of agreements that in some cases require us to attain a level of certification validating the ability of our technology to integrate with the other party's target application. We have alliances with IBM, Business Objects, Oracle and MicroStrategy.

VARs.  Our VARs are usually local or regional firms that bring domain expertise and typically resell our technology and data to their own customers. In some cases, these VARs collaborate with us to service a customer. Our VARs typically sell to small and mid-sized businesses.

Distributors.  In geographies where we do not have a direct sales force or where local market expertise such as language or business practices is required, we utilize distributors. Markets where we have these relationships include France, China, Taiwan, South Korea, South East Asia, Japan, New Zealand, Scandinavia, Eastern Europe, the Middle East, and Africa.

OEMs.  Our OEMs incorporate parts of our technology into their offerings for sale to their customers. We believe these OEMs enable us to expand our presence in markets we do not cover and to deepen our penetration within specific vertical markets. Our OEMs include Agilent, Cognos, JDA Software Group, Ericsson, Platts, a division of McGraw Hill, Risk Management Solutions and Oracle.

Technology

Our offerings are designed to be integrated and used in conjunction with data and enterprise applications held by our customers, whether that be their customer information, asset information or other relevant data, in order to solve critical location-related problems and bring insight into specific areas of an organizational process. We are committed to building our products using both geospatial standards (e.g. Open GeoSpatial Consortium) and general information technology standards in order to develop offerings that are interoperable and compatible with other enterprise applications. In addition, our products are built to allow for rapid deployment and ease of use by professionals across the enterprise.

Key Technologies

We deliver products using two key technology platforms: Java® and Windows® . Our Java products are compliant with Java and J2EE. The Java products provide server- and client-side components that provide compatibility across a wide range of computing environments and have powerful processing capabilities. We are also providing support for Microsoft's .NET technology within parts of our client-side and server-based products. Web Services is the common technology between the two platforms and is the foundation of our Envinsa enterprise location platform.

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

Our software products are primarily developed internally. Internal development allows us to maintain close technical control over product enhancement and modification based on customer need and to create a family of products that provides natural migration paths for customers as their business information needs change. We incurred research and development expenses of $26.1 million for the fiscal year ended September 30, 2006.

We also license products, mostly data, from third parties, where we typically add value and re-license them as part of a comprehensive solution. Most of these products are licensed to us in exchange for royalties paid on our net revenues from such products. This product licensing program is an important element of our strategy to deliver complete solutions to customers.

Competition

We encounter competition in the United States and foreign markets from various companies in different aspects of our business. Some markets in which we compete are maturing and are characterized by vigorous competition or consolidation of companies with complementary offerings. Other markets bring new competitors with innovative market offerings or business models.

Our technology competitors include Environmental Systems Research Institute (ESRI), the GIS division of AutoDesk, deCarta and others. In recent years, we have expanded our business into new areas such as the wireless/mobile and predictive analytics markets. Competitors in the wireless/mobile market include Autodesk, Microsoft and others. Competitors in the predictive analytics market include Bancography, Buxton, Claritas, ESRI Business Information Systems, Experian, GeoVue and others. This past year has seen the growth of new mass-market offerings from Google, Microsoft and Yahoo!, which may contribute to increased pricing pressures and customer expectations for location intelligence offerings.

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

INTELLECTUAL PROPERTY

We regard the technology within our products and the methods and processes behind our services as proprietary. We attempt to protect this intellectual property with a combination of copyright, patent and trade secret protections, employee and third-party non-disclosure agreements, and other methods of protection. We currently have three issued United States patents, seven United States patent applications pending and sixteen foreign patent applications pending which relate to three of the United States patent applications. We believe our patents have significant value. Their validity has not been tested, however, and if we attempt to enforce any of these patents against infringers in the future we cannot be certain that the patents would survive a challenge to their validity.

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

EMPLOYEES

We had 903 full-time employees on September 30, 2006, of which 471 were employed in the United States and 432 were employed at our international operations. Of the 903 employees, 221 were in research and development, 542 were in sales, marketing, and service activities (analytical, training, technical support and consulting) and 140 were in general and administrative positions. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ADDITIONAL INFORMATION

Our corporate headquarters are in Troy, New York, and we are incorporated in the state of Delaware. Our Internet address is http://www.mapinfo.com. The contents of this web site are not part of this Annual Report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We are subject to the informational requirements of the Securities Exchange Act of 1934 and file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC"). We make available, free of charge on our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Each such report is posted on our web site or available via a direct link to our filings on the SEC's EDGAR system.

ITEM 1A.     RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following factors and risks, among others, could affect our future performance and should be considered in evaluating our outlook.

We may be unable to successfully execute on our strategic plan to increasingly focus on vertical markets. Over the last three fiscal years, we have implemented a vertical market approach to our business, focusing on the following target markets: telecommunications, retail, the public sector, and financial services, which includes insurance and retail banking. The success of this vertical market strategy is integral to our overall strategic plan. However, opportunities in these markets are difficult to predict and our success and strategy depend on our ability to continue to develop domain expertise in these vertical markets, either internally or through acquisition. If customer demand does not grow as anticipated or our products and services are not accepted in these markets, or if we are unable to attract and retain key employees with domain expertise in these vertical markets, our business and results of operations could be materially adversely affected.

We may be unable to execute our long-term growth strategy because of the need to achieve short-term financial goals. Our long-term success and growth requires significant investment in research and development activities and other initiatives that may not produce any revenues for several years, if at all. In contrast, we must continue to increase our revenues and contain our costs in order to meet our quarterly financial objectives. As a result, our ability to make long-term investments may be limited from quarter to quarter, which may have a material adverse impact on our ability to sustain long-term growth.

Our quarterly results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. Our quarterly operating results can vary significantly from quarter to quarter, depending upon factors such as the ones described in this Annual Report. Because a high percentage of our expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. A significant portion of our revenues in each quarter results from software and data licenses issued in that quarter, particularly from orders we receive in the last month of the quarter. Accordingly, our ability to accurately forecast future revenues and income for any period is necessarily limited.

We may fail to successfully achieve the widespread adoption of our server-based enterprise solutions. A key element of our growth strategy is for our customers to adopt our location intelligence solutions across the enterprise. This involves the use of server-based enterprise solutions built on our Envinsa platform and MapXtreme 2006 developer tools. It also requires strategic relationships that enable integration of our solutions with other enterprise systems such as business intelligence. While we execute this strategy, we must also support and continue to develop our successful desktop solutions, including MapInfo Professional. Maintaining our focus on both the enterprise and the desktop could be difficult and we could lack the development resources needed to do so. In addition, if we fail to maintain the strategic relationships and internal expertise required for expanding our enterprise presence, the widespread adoption of our server-based enterprise solutions may not occur.

The market for our products and services is highly competitive and we may encounter increased competition from large enterprise technology providers. While we encounter significant competition in the market for business mapping systems worldwide from our traditional competitors, which include Environmental System Research Institute, the GIS division of Autodesk, Claritas and Buxton, we may face increased competition from large enterprise technology providers such as Microsoft, Oracle, IBM, SAP, Yahoo! and Google. These large enterprise technology providers have significant name recognition, and substantially greater capital resources, marketing experience, research and development staffs and production facilities than we do. Increased competition from these companies may lead to pricing pressures that could reduce our gross margins.

Consolidation within our industry could materially reduce our competitive position. We believe our ability to provide complete location intelligence solutions, with access to data on a global basis and domain expertise in our target vertical markets, is a distinct competitive advantage. Increased consolidation within the location intelligence industry, including data providers, that resulted in one or more companies with similar attributes, could materially weaken our competitive position.

We may lack the resources to continue development of our broad array of products. The number of products we offer has grown considerably in the past few years, due largely to our acquisition of companies with proven solutions in certain vertical markets. Maintaining and improving these products in response to customer demand produces an increased demand on our engineering and development resources. If we are unable to maximize our resources to meet these development demands, customer acceptance of our products could be affected negatively and our financial performance could suffer.

We may be unable to keep pace with the rapid technological changes in our industry or to timely introduce new or enhanced products that achieve market acceptance. Our industry is characterized by extremely rapid technological change, evolving industry standards and changing customer demands. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence. For example, the introduction of Microsoft's .NET framework has required substantial development on our part to produce new versions of our products that are compatible with this new technology. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. During recent years, we introduced a number of new or substantially updated products, including Envinsa™, Exponare™, and MapInfo® Professional. Our future success depends in part upon customer and market acceptance of these new products and initiatives, which is uncertain. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations.

Consolidations and economic volatility in our targeted vertical markets may adversely affect our business. Because the success of our commercial strategy depends upon our sales performance within our targeted vertical markets, developments within those markets could limit our success. For example, the telecommunications industry has recently experienced significant consolidation and this trend is expected to continue. These consolidations in any vertical market could result in delays in purchasing decisions by the merged companies and could reduce the number of potential customers. Because our revenues from the affected vertical market could become dependent on a smaller number of companies, the loss of a significant customer could negatively impact our operating results and financial condition. Economic difficulties within any of our targeted vertical markets could also negatively affect our ability to achieve our sales targets.

The loss of access to third party data would harm our business. We rely in part on independent developers of specialized data products that are used with our software. In some cases, we rely on sole source suppliers for data. Failure by these independent developers to continue to provide such data products, or changes in the contractual arrangements with these independent developers, could have a material adverse effect on our business and results of operations. If we lose access to any of these sources of data, especially the sole source suppliers, we may experience delays in finding and securing alternative suppliers and our results could be materially adversely affected.

Unfavorable economic conditions may affect the level of technology spending by our customers and the demand for our products and services. The revenue growth and profitability of our business depend on the overall demand for software products and related services, particularly within our target vertical markets. Because we sell our products and services primarily to customers in the public sector, retail, telecommunications, and financial services (including insurance) markets, our business depends on the overall economy and the economic and business conditions within these vertical markets. Any future stock market decline or broad economic slowdown will affect the demand for our software products and related services and decrease technology spending of many of our customers and potential customers. These events could have a material effect on us in the future, including, without limitation, on our future revenue and earnings.

We may never realize the anticipated benefits of our acquisitions. A key part of our growth strategy is to acquire other companies and we continue to review potential acquisition and investment opportunities. We cannot assure you that acquisition candidates will continue to be available on terms and conditions acceptable to us, or that the acquisitions we do make will be successful. Acquisitions involve numerous risks, including, but not limited to:

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

In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business, including goodwill. We cannot assure you that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

An impairment of the value of our investments or acquired intangible assets could significantly reduce our earnings. We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of September 30, 2006, we had approximately $52.1 million in goodwill, $9.4 million in other intangible assets and $1.1 million in investments. We periodically review these assets for impairment. If we determine that the carrying value of these assets is not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and intangible assets.

We may not be able to fully use our net operating loss carryforwards to reduce our future taxable income, if any. As of September 30, 2006, we had approximately $21.2 million in net operating loss carryforwards. These net operating loss carryforwards could reduce our taxable income in future years. However, they are scheduled to expire at various dates beginning in 2021, and we may not be able to fully use these net operating carryforwards to offset any future taxable income we may earn.

We may be unable to attract and retain key employees. Our continued success will depend in large part on our ability to attract and retain highly qualified technical, managerial, sales and marketing, executive and other personnel. Competition for such personnel is intense. With our adoption of FAS 123R, the expensing of stock-based compensation, our ability to issue stock options as an incentive to employees may be limited in the future, which could negatively affect our ability to retain existing employees and to attract qualified candidates. We cannot assure you that we will be able to continue to attract or retain such personnel. Loss of key personnel or changes in management could have an adverse impact on our financial condition and results of operations.

Our business is exposed to the risks inherent in our international operations. Revenues outside the United States represented approximately 58% of our revenues in fiscal year 2006. The international portion of our business is subject to a number of inherent risks, including:

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

In addition, we have historically experienced increased credit risk in some of our international markets. Our operating results are also affected by changes in exchange rates and limitations on the repatriation of funds. Approximately 45% of our revenues in fiscal year 2006 were denominated in foreign currencies. Therefore, changes in international business conditions could have a material adverse effect on our business and results of operations.

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

We may be unable to adequately secure and protect our patent, trademark and other proprietary rights. Our success depends in part on our ability to protect our proprietary rights in our technology in the United States and foreign countries. We attempt to protect our proprietary information through a combination of copyright, patent and trade secret protections, as well as through employee and third-party non-disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Further, third parties could challenge the scope or enforceability of our patent rights or our patents may be issued with claims that are narrower in scope than those we had sought. In certain foreign countries, the laws may not protect our proprietary rights to the same extent as the laws of the United States. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

Claims that we infringe the proprietary rights of third parties could result in significant expenses or restrictions on our ability to sell our products and services. Third parties may claim that our products or services infringe their proprietary rights. Any infringement claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert our management's attention from our core business. For example, one of our former resellers has made copyright infringement and other claims against us. See Part I, Item 3 "Legal Proceedings" for a description of this proceeding. In the event of a successful infringement claim against us, we may have to pay significant damages, incur substantial legal fees, develop costly non-infringing technology, or enter into license agreements that require us to pay substantial royalties and that may not be available on terms acceptable to us, if at all.

In addition, some of our customer agreements, including our shrink-wrap end-user licenses, obligate us to indemnify customers for any expenses or liabilities resulting from claims that our products infringe the proprietary rights of others. We may incur substantial indemnification obligations under these agreements if third parties make an infringement claim against our customers.

From time to time, we are or may be subject to litigation that could result in significant costs to us. From time to time, we have been, and may continue to be, subject to litigation in the ordinary course of our business. Litigation against us may include claims of infringement of intellectual property rights by us, claims for damages related to errors and defects in our products and services and other claims. As a result, we could incur significant expenses to defend against these claims or we could have to pay substantial damages, which could materially harm our business and divert our management's attention from our core business.

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

A decline in the market price of our common stock may adversely impact our ability to attract and retain employees, and acquire other companies or businesses. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.     PROPERTIES

In October 2002, we moved to a newly constructed 150,000 square foot facility in the Rensselaer Technology Park in Troy, New York. This facility is adjacent to a 60,000 square foot facility, which we currently lease on a month to month basis, known as One Global View. We anticipate purchasing the 60,000 square foot facility for approximately $7.5 million in December 2006. These offices house our corporate headquarters, our principal research and development center and our principal sales, marketing and administrative staff for the United States and Latin America. We lease office space of approximately 17,000 square feet in Ann Arbor, Michigan, which houses sales and support staff. The lease on this facility expires in December 2010. We lease office space of approximately 25,000 square feet in Windsor, England, which houses our European headquarters. The lease on this facility expires in 2012. We lease office space of approximately 41,000 square feet in Toronto, Canada, which houses a research and development center, as well as sales, marketing and support staff. The lease on this facility expires in 2014. In addition, we lease eight sales offices in the United States, nine sales offices in Europe and seven sales offices in the Asia-Pacific region.

ITEM 3.     LEGAL PROCEEDINGS

On August 5, 2002, we filed an action against Spatial Re-Engineering Consultants ("SRC"), a former reseller of ours, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to us under contractual obligations. SRC answered and asserted fifteen counterclaims against us. The counterclaims include allegations of breach of contract, libel, unfair trade practices, and copyright infringement. The District Court dismissed eight counterclaims and SRC voluntarily withdrew one counterclaim; six counterclaims remain. SRC is seeking money damages for lost profits in the amount of $15.5 million and statutory damages for the copyright infringement claims in an amount not to exceed $300 thousand. SRC is also seeking recovery of costs and attorneys' fees and treble damages for alleged violations of the Lanham Act. We believe the counterclaims are without merit and are vigorously defending against all remaining counterclaims. In addition, we have amended our complaint against SRC to add five claims relating to unauthorized distribution of our products and copyright infringement. We cannot predict the outcome of the litigation nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been accrued for this matter.

We are also party to other legal proceedings, none of which we believe the outcome is material to our results of operations, financial condition, or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended September 30, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each of our current executive officers, (ii) the position(s) currently held by each person named, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position
John C. Cavalier	67	Chairman of the Board
Mark P. Cattini	45	President and Chief Executive Officer
Michael J. Hickey	45	Chief Operating Officer
K. Wayne McDougall	43	Vice President, Treasurer and Chief Financial Officer
George C. Moon	55	Chief Technology Officer
Daniel T. Gerron	40	Vice President, Business Planning
James D. Scott	53	Vice President, Engineering

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

Mark P. Cattini has served as President and Chief Executive Officer since January 2001 and as President and Chief Operating Officer from June 2000 until January 2001. From December 1998 to June 2000, Mr. Cattini served as Group Vice President and General Manager, Americas/European Sales. He had served as Vice President, Sales - The Americas from November 1997 to December 1998. From October 1995 to October 1997, Mr. Cattini served as General Manager for our United Kingdom and West EMEA operations. From August 1987 to October 1995, Mr. Cattini held various positions with Lotus Development UK Limited, a software company, including UK Corporate Accounts Sales Manager. Mr. Cattini is a member of the board of directors of Mobius Management Systems, Inc.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Global Market under the symbol MAPS. The table below shows the high and low trading prices of the Common Stock for each period indicated.

2005
	High	Low
Period
First Quarter	$ 12.65	$ 8.93
Second Quarter	$ 13.73	$ 11.25
Third Quarter	$ 13.34	$ 10.46
Fourth Quarter	$ 12.78	$ 9.66

2006
	High	Low
Period
First Quarter	$ 14.65	$ 11.54
Second Quarter	$ 15.31	$ 12.22
Third Quarter	$ 14.16	$ 12.32
Fourth Quarter	$ 13.33	$ 10.90

The approximate number of holders of record of our Common Stock at December 8, 2006 was 473. This number does not include stockholders for whom shares were held in nominee or "street" name.

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

ITEM 6.          SELECTED FINANCIAL DATA
	Years ended September 30,

	2006 (1)	2005 (2)	2004 (3)	2003 (4) (6)	2002 (5) (6)

	(in thousands, except per share data)

Income Statement data:
Net revenues	$165,495	$149,424	$124,673	$106,255	$ 92,598
Cost of revenues	49,913	44,206	35,326	31,611	25,101

Gross profit	115,582	105,218	89,347	74,644	67,497

Operating expenses:
Research and development	26,102	23,742	21,351	20,387	19,657
Selling and marketing	55,087	48,494	42,284	41,011	38,901
General and administrative	21,121	17,280	15,013	15,329	13,183

Total operating expenses	102,310	89,516	78,648	76,727	71,741

Operating income (loss)	13,272	15,702	10,699	(2,083)	(4,244)
Other income (expense), net	1,386	(815)	(2,160)	333	178

Income (loss) before provision for income taxes	14,658	14,887	8,539	(1,750)	(4,066)
Provision for (benefit from) income taxes	4,997	4,652	3,416	(665)	(1,711)

Net income (loss)	$ 9,661	$ 10,235	$ 5,123	$ (1,085)	$ (2,355)

Earnings (loss) per share:
Basic	$ 0.46	$ 0.50	$ 0.29	$ (0.07)	$ (0.16)
Diluted	$ 0.44	$ 0.48	$ 0.28	$ (0.07)	$ (0.16)

Weighted average shares outstanding:
Basic	21,121	20,553	17,959	15,307	15,041
Diluted	21,785	21,148	18,514	15,307	15,041

Consolidated Balance Sheet data:
Total assets	$233,905	$213,142	$202,845	$132,972	$116,678
Long-term obligations, less current portion	$ 13,674	$ 14,634	$ 15,938	$ 17,427	$ 10,816

(1)  Fiscal year 2006 includes the impact of stock-based compensation expense; the impact on operating income was approximately $3.5 million. The impact on net income was approximately $2.5 million and the resulting impact on basic and diluted earnings per share was approximately $0.12. See Note 13 to the Consolidated Financial statements for additional information.

(2)  During fiscal year 2005, the Company completed the acquisitions of GeoBusiness Solutions Limited, MarkeTech Systems Inc. and Dimasi Strategic Research Pty. Ltd. The aggregate cost of these acquisitions was approximately $9.8 million.

(3)  During fiscal year 2004, the Company completed the acquisition of Southbank Systems Limited for approximately $21.1 million.

(4)  During fiscal year 2003, the Company completed the acquisition of Thompson Site Selection Research Inc. for approximately $19.5 million and completed expense reductions through a strategic restructuring initiated in 2002.

(5)  During fiscal year 2002, the Company initiated expense reductions through a strategic restructuring.

(6)  The impact of options for the years ended September 30, 2003 and 2002 was anti-dilutive and therefore was excluded from the calculation of weighted shares outstanding.

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

Dimasi Acquisition

On August 1, 2005, through our wholly owned subsidiary, MapInfo Australia Pty. Ltd, we acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market research company specializing in the retail and property sectors, provides various location analytics services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.7 million Australian dollars, or approximately $2.1 million U.S. dollars, subject to a working capital adjustment based upon the closing balance sheet. During the fourth quarter of fiscal year 2006, we paid $957 thousand Australian dollars, or $717 thousand U.S. dollars in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.7 million Australian dollars, or approximately $2.1 million U.S. dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand U.S. dollars, was included in our September 30, 2005 Consolidated Balance Sheets as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which includes the working capital adjustment and the indemnification obligations of the seller. As of September 30, 2006, the amount remaining on the Balance Sheet as "Restricted Cash" for this withholding was $300 thousand Australian dollars, or $225 thousand U.S. dollars.

As of September 30, 2006, goodwill recorded as a result of the acquisition was approximately $2.0 million. Intangible assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

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

As of September 30, 2006, goodwill recorded as a result of the acquisition was $3.8 million. Intangibles assets acquired, other than goodwill, totaled $1.7 million with a 4-year estimated weighted average useful life. Of the $1.7 million of acquired intangible assets, approximately $1.1 million has been identified as technology intangibles (4-year estimated weighted average useful life), $470 thousand as customer intangibles (4-year estimated weighted average useful life), $80 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $45 thousand (2-year estimated weighted average useful life).

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

As of September 30, 2006, goodwill recorded as a result of the acquisition was approximately $863 thousand. Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

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

Revenues generated in the United States represented approximately 42% of our total revenues for the fiscal year-ended September 30, 2006. As of September 30, 2006, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Singapore, Spain, Italy, Sweden and The Netherlands.

Product Revenue

We earn product revenues from licensing our software and data products. We license our software and data products primarily under perpetual licenses, and we offer maintenance on our software and data products under agreements that typically cover one year. We recognize revenue from licensing of products to an end-user when persuasive evidence of an arrangement exists and the product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collectibility is probable. The revenue related to maintenance for software and data products is deferred and recognized ratably using the straight-line method over the term of the agreement, which, in both cases, is typically one year. We consider all arrangements with payment terms that extend beyond twelve months not to be fixed or determinable, and revenue is recognized for these arrangements when the fee becomes due within twelve months. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected.

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

Deferred Revenue

At September 30, 2006, we had deferred revenues of approximately $22.5 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Revenue Recognition. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition". We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed or determinable, and collectibility is probable. Revenue earned on product and services arrangements involving multiple elements is allocated to each element based on the relative fair value of each element. Multiple-element arrangements consist primarily of perpetual product licenses sold with one-year maintenance arrangements and professional services. Fees for multiple element arrangements are allocated to the various elements of the arrangement based on the fair value of the elements. The fair value used to allocate revenue to the elements is based on vendor specific objective evidence ("VSOE") of fair values of the elements. VSOE is determined by the price charged when the same element is sold separately as a renewal. We offer some products via an on-line hosted service. The service is typically sold on a subscription basis for a specific time period, typically not longer than one year. Customers generally do not have the right to take possession of the software under these arrangements and therefore these sales are accounted for under SAB Topic 13, "Revenue Recognition". Revenue from on-line services is recognized ratably over the subscription period. In general, revenue related to post-contract customer support, including maintenance and technical support, is deferred and recognized ratably over the term of the agreement. Revenue from customer training, business consulting services, analytical services and systems integration and custom application development is generally recognized when the service is performed.
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
  Deferred Tax Assets. At September 30, 2006, we had net deferred tax assets of $11.5 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to capital losses are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the ten-year foreign tax credit, the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets, resulting in a charge to income in the period such determination is made.
  Contingencies and Litigation. Certain conditions may exist as of the date of the financial statements, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not accrued or disclosed unless they involve guarantees, in which case the guarantees would be disclosed.
  Stock-based Compensation Expense. On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. Stock-based compensation expense, net of income taxes recognized under SFAS 123(R) for the fiscal year ended September 30, 2006 was $2.5 million, which consisted of stock-based compensation expense related to stock options and our ESPP. There was no stock-based compensation expense related to stock options and our ESPP during the fiscal years ended September 30, 2005 and 2004. See Note 13 to the Consolidated Financial Statements for additional information.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The fair value of share-based payment awards on the date of grant as determined by the Black Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The weighted-average estimated value per share of employee and director stock options granted during the fiscal years ended September 30, 2006, 2005 and 2004 was $5.54, $4.76 and $6.43, respectively using the Black Scholes model with the following weighted-average assumptions:

	2006	2005	2004
Expected volatility	45.4%	53.1%	72.1%
Risk-free interest rate	4.6%	3.5%	2.5%
Expected dividends	none	none	none
Expected term	4.2 years	4.1 years	4.0 years

For fiscal year 2006 the volatility assumption was derived using a 75% and 25% blend of two and four year historical volatility calculated as of the end of each fiscal quarter. For fiscal years 2005 and 2004 the volatility assumption was derived using two to three year historical volatilities of our common stock. The risk-free rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payments. The estimated expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns.

For the employee stock purchase plan for the fiscal years ended September 30, 2006, 2005 and 2004 we used the Black-Scholes model with the following weighted average assumptions:

	2006	2005	2004
Expected volatility	35.5%	47.8%	57.4%
Risk-free interest rate	4.9%	3.6%	1.5%
Expected dividends	none	none	none
Expected term	6 months	6 months	6 months

The volatility assumption was derived using recent historical volatilities of our common stock prior to the purchase period. The risk-free rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payments. The estimated expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the length of the purchase period.

Stock-based compensation expense recognized in the Consolidated Income Statement for the fiscal year ended September 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures and estimates were based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) in future periods, may differ significantly from what we have recorded in the current period.

Results of Operations for 2006, 2005 and 2004

     Net Revenues
     (Dollars in thousands)

	2006	Change	2005	Change	2004

Products	$122,100	6%	$115,504	18%	$ 97,695
Services	43,395	28%	33,920	26%	26,978

Net revenues	$165,495	11%	$149,424	20%	$124,673

In fiscal year 2006, net revenues increased $16.1 million, or 11%, to $165.5 million, as compared to $149.4 million in fiscal year 2005. The February 2005 acquisition of GeoBusiness, the June 2005 acquisition of MarkeTech and the August 2005 acquisition of Dimasi, which we collectively refer to as the FY05 acquisitions, accounted for $7.3 million of the revenue increase in fiscal year 2006. Product revenues, which include software, data licenses and solutions, increased by $6.6 million, or 6%, and services revenues increased $9.5 million, or 28%, compared to the prior year. The increase in product and services revenues was due to the FY05 acquisitions and a 6% increase in the base business as a result of increased volume of products and services sold in our targeted vertical markets, including retail and financial services, which includes insurance and retail banking. On a geographic basis, revenues for fiscal year 2006 in the Americas increased $9.5 million, or 13%, compared to fiscal year 2005, of which the MarkeTech acquisition accounted for $3.0 million of the increase. Europe, the Middle East, and Africa, or EMEA, revenues increased $1.4 million, or 3%, including $1.6 million attributed to GeoBusiness, and revenues in the Asia-Pacific region increased $5.1 million, or 24%, when compared to fiscal year 2005, primarily due to the Dimasi acquisition, which contributed $2.7 million, and organic growth in Asia-Pacific of $2.4 million. The strengthening of the U.S. dollar against certain foreign currencies negatively impacted worldwide revenue by $940 thousand in fiscal year 2006 compared to the prevailing exchange rates in the prior year. We believe the increased revenue generated from our focus on targeted vertical markets represents a trend and we plan to continue investing to drive increased revenue in our targeted vertical markets.

In fiscal year 2005, net revenues increased $24.7 million, or 20%, to $149.4 million, as compared to $124.7 million in fiscal year 2004. Acquisitions accounted for $17.0 million of the revenue increase in fiscal year 2005. Product revenues, which include software, data, and solutions, increased by $17.8 million, or 18%, and services revenues increased $6.9 million, or 26%, compared to the prior year. The increase in product and services revenues was mainly due to the acquisitions and increased revenue from our targeted vertical markets, including the public sector and retail. On a geographic basis, revenues for fiscal year 2005 in the Americas increased $3.1 million, or 4%, compared to fiscal year 2004. Europe, the Middle East, and Africa, or EMEA, revenues increased $16.9 million, or 44%, primarily due to the Southbank and GeoBusiness acquisitions, and revenues in the Asia-Pacific region increased $4.8 million, or 29%, when compared to fiscal year 2004, primarily due to increased revenues in Australia. The strengthening of certain foreign currencies against the U.S. dollar added $2.6 million to worldwide revenue in fiscal year 2005 compared to the prevailing exchange rates in the prior year.

The Americas represented 49%, 49% and 56% of our revenues in 2006, 2005 and 2004, respectively. EMEA represented 35%, 37% and 31%, and Asia-Pacific represented 16%, 14%, and 13%, of our revenues in 2006, 2005, and 2004, respectively.

Our operating results are affected by exchange rates. See "Other Income, Net," below. Approximately 45%, 46% and 39% of our revenues were denominated in foreign currencies in 2006, 2005 and 2004, respectively.

     Cost of Revenues
     (Dollars in thousands)

	2006	Change	2005	Change	2004

Products	$ 21,788	-4%	$ 22,795	22%	$ 18,701
Services	28,125	31%	21,411	29%	16,625

Total cost of revenues	$ 49,913	13%	$ 44,206	25%	$ 35,326

Percentage of net revenues	30.2%		29.6%		28.3%

Cost of revenues-products consists primarily of product royalties. Cost of revenues-services consists primarily of salaries and related costs for personnel associated with consulting and analytical services, technical support and training personnel and the amortization of intangible assets. Cost of revenues-products as a percentage of product revenues decreased to 17.8% in fiscal year 2006 from 19.7% in fiscal year 2005. As a result, the gross margin on product revenues increased to 82.2% in fiscal year 2006 from 80.3% in the prior year. The increase in product gross margin in fiscal year 2006 is primarily related to a decrease in the royalties paid to third party technology providers. Cost of revenues-services as a percentage of services revenues increased to 64.8% in fiscal year 2006 from 63.1% in fiscal year 2005. As a result, the gross margin on services revenues decreased to 35.2% in fiscal year 2006 from 36.9% in the prior year. The decrease in services gross margin in fiscal year 2006 is primarily related to increased levels of lower margin services revenue as a result of the acquisitions, an increase in the related intangible amortization of $424 thousand and $334 thousand of stock-based compensation expense. Cost of revenues for the fiscal years ended September 30, 2005 and 2004 did not include expense related to stock-based compensation. We believe the increase in the total cost of revenues over the past two fiscal years represents a trend as we have invested in growing our services offering which carries a higher cost of revenue compared to products. We would expect the cost of revenues in the future to remain reasonably consistent with fiscal year 2006 levels excluding the impact of any future acquisitions.

Cost of revenues-products as a percentage of product revenues increased to 19.7% in fiscal year 2005 from 19.1% in fiscal year 2004. As a result, the gross margin on product revenues decreased to 80.3% in fiscal year 2005 from 80.9% in fiscal year 2004. The decrease in product gross margin in fiscal year 2005 is primarily related to an increase in the royalties paid to third party technology providers. Cost of revenues-services as a percentage of services revenues increased to 63.1% in fiscal year 2005 from 61.6% in fiscal year 2004. As a result, the gross margin on services revenues decreased to 36.9% in fiscal year 2005 from 38.4% in the prior year. The decrease in services gross margin in fiscal year 2005 is primarily related to acquisitions and the related amortization of intangibles of $1.6 million.

     Operating Expenses
     (Dollars in thousands)

	2006	Change	2005	Change	2004

Research and development	$ 26,102	10%	$ 23,742	11%	$ 21,351
Percentage of net revenues	15.8%		15.9%		17.1%

Selling and marketing	$ 55,087	14%	$ 48,494	15%	$ 42,284
Percentage of net revenues	33.3%		32.5%		33.9%

General and administrative	$ 21,121	22%	$ 17,280	15%	$ 15,013
Percentage of net revenues	12.8%		11.6%		12.0%

Research and development. Research and development (R&D) expenses increased $2.4 million, or 10%, to $26.1 million in fiscal year 2006 from $23.7 million in fiscal year 2005. FY05 acquisitions accounted for $302 thousand of the increase in fiscal year 2006 and the impact of the strengthening of foreign currencies versus the U.S. dollar increased R&D expenses by approximately $284 thousand. The effect of SFAS 123(R) on R&D expenses in fiscal year 2006 was an incremental $551 thousand. The remaining increase was primarily due to increased R&D wages and an increase of contracted R&D costs of approximately $440 thousand. R&D expenses increased 11% to $23.7 million in fiscal year 2005 from $21.4 million in fiscal year 2004. Acquisitions accounted for $1.9 million of the increase in fiscal year 2005 and the impact of the strengthening of certain foreign currencies versus the U.S. dollar increased R&D expenses by approximately $595 thousand. R&D headcount was 221, 226 and 211, at the end of fiscal 2006, 2005 and 2004, respectively. As a percentage of net revenues, R&D expenses were 15.8% in 2006 as compared with 15.9% in 2005 and 17.1% in 2004. Capitalized product development costs were $462 thousand, $838 thousand and $711 thousand, in 2006, 2005 and 2004, respectively. These amounts represented 2%, 4% and 3%, of total research and development costs in 2006, 2005 and 2004, respectively. We do not believe there are any meaningful trends to note in research and development expenses.

Selling and marketing expenses. Selling and marketing expenses increased $6.6 million, or 14%, in fiscal year 2006 to $55.1 million from $48.5 million in the prior year. Additional selling and marketing expenses that were attributable to acquisitions were $248 thousand in fiscal year 2006. The effect of foreign currencies decreased selling and marketing expense in fiscal year 2006 by approximately $460 thousand. Additional selling and marketing expense attributable to the effect of SFAS 123(R) in fiscal year 2006 was $866 thousand. The remaining increase was due to an increase in marketing programs expense of approximately $2.2 million, severance cost in Europe of approximately $800 thousand, increased headcount and increased wage expense. Selling and marketing expenses increased $6.2 million, or 15%, in fiscal year 2005 to $48.5 million from $42.3 million in the prior year. Additional selling and marketing expenses that were attributable to acquisitions were $3.6 million in fiscal year 2005. The effect of foreign currencies increased selling and marketing expense in fiscal year 2005 by approximately $972 thousand. The remaining increase in selling and marketing expense in fiscal year 2005 primarily related to an increase in selling-related headcount in EMEA and in the Americas. Sales and marketing headcount was 286 (includes of FY 05 acquisitions), 278 (inclusive of FY 05 acquisitions) and 270, at the end of fiscal 2006, 2005, and 2004, respectively. As a percentage of net revenues, selling and marketing expenses were 33.3% in 2006 compared to 32.5% in 2005 and 33.9% in 2004. Although sales and marketing expenses have increased, they have remained fairly consistent as a percentage of total revenue. We believe the increased level of marketing expenses represents a trend as we have invested significant resources in marketing free funds in order to drive our location intelligence message into our key vertical markets. We expect this trend to continue in the future.

General and administrative expenses. General and administrative (G&A) expense increased 22% or $3.8 million in fiscal year 2006 to $21.1 million from $17.3 million in the prior year. The effect of SFAS 123(R) on G&A for the fiscal year was an incremental $1.7 million. The remaining increase in G&A expense was primarily the result of increased professional fees of approximately $331 thousand associated with Sarbanes-Oxley compliance, increased legal fees of approximately $226 thousand, severance charges of approximately $267 thousand and increased wage expense. The effect of foreign currencies decreased G&A expense in fiscal year 2006 by approximately $78 thousand. G&A expense increased 15% or $2.3 million in fiscal year 2005 to $17.3 million from $15.0 million in the prior year, primarily as a result of acquisitions and professional fees related to Sarbanes Oxley compliance. The effect of foreign currencies increased G&A expense in fiscal year 2005 by approximately $242 thousand. G&A headcount was 141 (inclusive of FY 05 acquisitions), 143 (inclusive of FY 05 acquisitions) and 127, at the end of fiscal 2006, 2005 and 2004, respectively. As a percentage of net revenues, G&A expenses were 12.8% in 2006, 11.6% in 2005 and 12.0% in 2004. We believe the increased expenses in

G&A represent a trend due to the addition of Sarbanes-Oxley compliance and stock compensation expenses. We do not expect this trend to continue at the same rate as we expect Sarbanes-Oxley compliance costs to decrease in the future.

     Interest and other income/(expense), net
     (Dollars in thousands)

	2006	Change	2005	Change	2004

Interest and other
income/(expense), net	$ 1,386	270%	$ (815)	62%	$ (2,160)

Interest and other income/(expense), net for fiscal year 2006 of $1.4 million improved $2.2 million versus the prior year. This improvement was mainly attributable to increased interest income of $1.3 million and the $1.4 million write-off in the prior year of the remaining value of our investments in Alps Mapping Co. Ltd., the Japanese company in which we had a 49% ownership interest until December 2004. Interest and other income/(expense), net for fiscal year 2005 of negative $815 thousand improved $1.3 million versus the prior year. This improvement was mainly attributable to increased interest income of $1.1 million and the gain on the sale of a building in Australia of $300 thousand, offset by additional losses of approximately $200 thousand from our equity investment in Alps, during fiscal year 2005.

Provision for Income Taxes
(Dollars in thousands)

	2006	Change	2005	Change	2004

Provision for income taxes	$ 4,997	7%	$ 4,652	36%	$ 3,416
Effective tax rate	34.1%		31.2%		40.0%

The income tax expense of $5.0 million in fiscal year 2006 is the tax effect of pretax income at approximately 34%. In 2006, the provision for income taxes has been decreased by research and experimental credits of approximately $27 thousand from the U.S. and $202 thousand from Canada, along with $219 thousand from foreign earnings taxed in lower tax rate jurisdictions. The income tax expense of $4.7 million in fiscal year 2005 is the tax effect of pretax income at approximately 31%. In 2005, the provision for income taxes has been decreased by research and experimental credits of approximately $117 thousand from the U.S. and $160 thousand from Canada, along with $227 thousand from foreign earnings taxed in lower tax rate jurisdictions. In addition, in fiscal year 2005 we recognized a tax benefit of approximately $93 thousand from an Australian tax strategy.

At September 30, 2006, we had net deferred tax assets of $11.5 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. A portion of the Company's future tax benefits relating to foreign tax credits ($52 thousand) and research and experimental credits ($101 thousand) required a valuation allowance. In addition, the capital losses have been fully reserved. Although realization is not assured, we have concluded that it is more likely than not that the remaining deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our 2002/2003 restructuring program. The amount of deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to be no longer reliable due to uncertain market conditions or improvement in our results of operations does not continue, our forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the deferred tax assets.

Management has estimated and accrued for potential federal, foreign and state tax audit adjustments.

On October 22, 2004, the American Jobs Creation Act became effective. This act contained a provision that extended the foreign tax credit carryforward period from five to ten years, as stated above, enabling us to recognize an additional tax benefit of approximately $1.3 million for foreign tax credits generated in tax years ended September 30, 2003 and September 30, 2002. This act contains two provisions that may have an impact on our provision for income taxes in future periods, namely those related to the Qualified Production Activities (QPA) and Foreign Earnings Repatriation (FER). We are unable to claim the benefits of the QPA provisions of the Act until we fully utilize our net operating loss carryovers. We do not plan to repatriate our foreign earnings under the FER provision and therefore, no U.S. income tax has been provided on the foreign earnings.

Liquidity and Capital Resources

Our cash and short-term investments totaled $90.4 million at September 30, 2006 compared to $73.8 million at September 30, 2005. Our investment portfolio consisted primarily of short-term, investment grade marketable securities, U.S. government agency notes, corporate notes, commercial paper and auction-rate investments.

Operating Activities. Net cash from operating activities was $16.1 million for fiscal year 2006 compared to net cash from operating activities of $15.7 million in fiscal year 2005. Cash generated from operating activities in fiscal year 2006 resulted primarily from net income, an increase in deferred revenue, and the add-back of non-cash items affecting the net income, such as depreciation, amortization, stock-based compensation expense and the provision for deferred income taxes, offset by increased accounts receivable and a reduction in liabilities. Net cash from operating activities was $15.7 million for fiscal year 2005 compared to net cash from operating activities of $13.5 million in fiscal year 2004. Cash generated from operating activities in fiscal year 2005 resulted primarily from net income, an increase in deferred revenue, and the add-back of non-cash items affecting the net income, such as depreciation, amortization and loss on minority investments, offset by increased accounts receivable and a reduction in liabilities.

Investing Activities. Net cash used for investing activities was $6.1 million during fiscal year 2006, which consisted of the purchase of available-for-sale short-term investments of $38.2 million, acquisition related payments of $949 thousand, fixed asset additions of $2.9 million, and capitalized translation costs of $462 thousand, offset by $36.4 million in the sale of available-for-sale short-term investments. Net cash used for investing activities was $11.4 million during fiscal year 2005, which consisted of the purchase of available-for-sale short-term investments of $60.4 million, acquisition related payments of $15.9 million, fixed asset additions of $3.1 million, and capitalized translation costs of $838 thousand, offset by $67.3 million in the sale of available-for-sale short-term investments and proceeds from the sale of a building of $1.5 million.

Financing Activities. Net cash from financing activities for fiscal year 2006 was $4.4 million, which consisted of cash received due to stock option exercises and purchases under our employee stock purchase plan, or ESPP, totaling $5.8 million and the tax benefit from option exercises, offset by debt and lease payments of $1.6 million. Net cash from financing activities for fiscal year 2005 was $2.2 million, which consisted of cash received due to stock option exercises and purchases under our ESPP, totaling $3.5 million, offset by debt and lease payments of $1.3 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 219	$ 219	$ -	$ -	$ -
Other long-term debt	14,035	455	630	630	12,320
Scheduled interest expense	5,598	949	1,815	1,729	1,105
Operating leases	27,228	5,547	8,111	7,108	6,462

Total Contractual Obligations	$ 47,080	$ 7,170	$ 10,556	$ 9,467	$ 19,887

We have a total of $30.0 million of credit facilities consisting of two $15.0 million credit facilities with banks that expire on March 31, 2010. As of September 30, 2006 and September 30, 2005, there were no outstanding borrowings under these credit facilities. Both credit facilities contain similar financial covenants with which we are in compliance.

For information regarding legal proceedings, see Part I Item 3 of this Annual Report on Form 10-K.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet our operating and capital requirements for at least the next twelve months. Factors that could adversely affect our financial condition include a decrease in revenues and increased costs associated with our recent acquisitions.

Off Balance Sheet Arrangements

During fiscal year 2006, we did not engage in:

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have an impact on our results of operations, financial condition, or cash flow.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 shall be effective for the financial statements issued for fiscal years ending after November 15, 2006.

SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the iron-curtain method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We are currently analyzing the financial impact of SAB 108 and the approach to be used to record any financial adjustments within our financial statements. We intend to disclose the results of our analysis and record any associated financial impact during our preparation of our annual financial statements for the year ending September 30, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the strengthening of the U.S. dollar against certain foreign currencies negatively impacted 2006 revenue by approximately $940 thousand, or 0.6 percentage points. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rate. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming a monthly average investment level in short-term interest-bearing securities of $46.3 million (which approximates the average amount invested in these securities during the fiscal year ended September 30, 2006), each 1-percentage point decrease in the applicable interest rate would result in a $463 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. The outstanding balance on this term loan as of September 30, 2006 was $140 thousand. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition.

In order to reduce exposure to movements in interest rates, in January 2003 we entered into an interest rate swap agreement to convert our variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the 10-year life of the mortgage loan. The notional rate of $13.9 million and the termination date of January 1, 2013 match the principal amount and maturity date of the mortgage loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 5.92%. The 5.92% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. We account for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

At September 30, 2006, the fair value of the swap agreement, which represents the cash the Company would receive or pay to settle the agreement, was a receivable of $294 thousand. The current portion of $47 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $247 thousand is included under the caption "Investments and other assets". At September 30, 2005, the fair value of the swap agreement was a receivable of $8 thousand. The current portion of $1 thousand is included on the September 30, 2005 balance sheet under the caption "Other current assets" and the long-term portion of $7 thousand is included under the caption "Investments and other assets". The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest income related to the swap agreement of $24 thousand for fiscal year 2006 and recognized interest expcnse related to the swap agreement of $262 thousand for fiscal year 2005 and $502 thousand for fiscal year 2004.

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

	Fiscal Year 2006 Quarter Ended				Fiscal Year 2005 Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2005	2006	2006	2006	2004	2005	2005	2005

Net revenues	$38,934	$ 40,394	$43,031	$43,136	$34,699	$ 35,497	$38,925	$40,303
Cost of revenue	12,111	12,234	13,082	12,486	10,383	10,432	11,840	11,551

Gross profit	26,823	28,160	29,949	30,650	24,316	25,065	27,085	28,752

Operating expenses	24,442	25,070	26,156	26,642	21,183	21,213	22,865	24,255

Operating income	2,381	3,090	3,793	4,008	3,133	3,852	4,220	4,497
Other income (expense), net	231	405	365	385	(1,214)	(124)	(130)	653

Income before taxes	2,612	3,495	4,158	4,393	1,919	3,728	4,090	5,150
Provision for income taxes	986	1,149	1,314	1,548	760	1,267	1,392	1,233

Net income	$ 1,626	$ 2,346	$ 2,844	$ 2,845	$ 1,159	$ 2,461	$ 2,698	$ 3,917

Earnings per share:
Basic	$ 0.08	$ 0.11	$ 0.13	$ 0.13	$ 0.06	$ 0.12	$ 0.13	$ 0.19
Diluted	$ 0.08	$ 0.11	$ 0.13	$ 0.13	$ 0.06	$ 0.12	$ 0.13	$ 0.18

Weighted average shares outstanding:
Basic	20,835	20,995	21,258	21,397	20,370	20,476	20,652	20,712
Diluted	21,558	21,724	21,920	21,941	20,931	21,207	21,270	21,277

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2006

ITEM 8

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MapInfo Corporation:

We have completed integrated audits of MapInfo Corporation's 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MapInfo Corporation and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Albany, New York

December 13, 2006

MapInfo Corporation and Subsidiaries
Consolidated Income Statements

	Years Ended September 30,

	2006	2005	2004

	(In thousands, except per share data)

Net revenues:
Products	$ 122,100	$ 115,504	$ 97,695
Services	43,395	33,920	26,978

Total net revenues	165,495	149,424	124,673

Cost of revenues:
Products	21,788	22,795	18,701
Services	28,125	21,411	16,625

Total cost of revenues	49,913	44,206	35,326

Gross profit	115,582	105,218	89,347

Operating expenses:
Research and development	26,102	23,742	21,351
Selling and marketing	55,087	48,494	42,284
General and administrative	21,121	17,280	15,013

Total operating expenses	102,310	89,516	78,648

Operating income	13,272	15,702	10,699

Interest and other income (expense), net
Interest income	3,154	1,881	822
Interest expense	(1,065)	(1,182)	(1,161)
Other income (expense), net	(703)	(1,514)	(1,821)

Interest and other income (expense), net	1,386	(815)	(2,160)

Income before provision for income taxes	14,658	14,887	8,539
Provision for income taxes	4,997	4,652	3,416

Net income	$ 9,661	$ 10,235	$ 5,123

Earnings per share:
Basic	$ 0.46	$ 0.50	$ 0.29
Diluted	$ 0.44	$ 0.48	$ 0.28

Weighted average shares outstanding:
Basic	21,121	20,553	17,959
Diluted	21,785	21,148	18,514

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30,	September 30,
	2006	2005

ASSETS	(In thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 44,933	$ 29,045
Restricted cash	225	1,311
Short-term investments, at cost	45,243	43,460

Total cash and short-term investments	90,401	73,816
Accounts receivable, less allowance of $1,524 and $1,580
at September 30, 2006 and September 30, 2005, respectively	37,881	31,831
Inventories	658	548
Deferred income taxes	558	731
Other current assets	4,572	4,435

Total current assets	134,070	111,361
Property and equipment - net	23,974	24,850
Product development costs - net	460	454
Deferred income taxes	12,901	14,462
Goodwill	52,052	49,661
Other intangible assets - net	9,390	11,633
Investments and other assets	1,142	919

Total assets	$ 233,989	$ 213,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 580	$ 1,367
Accounts payable	3,303	3,639
Accrued liabilities	20,160	20,523
Deferred revenue	22,100	20,543
Income taxes payable	1,951	2,385

Total current liabilities	48,094	48,457
Long-term debt	13,674	14,277
Deferred income taxes, long-term	1,920	2,225
Deferred revenue, long-term	390	360
Other long-term liabilities	-	357

Total liabilities	64,078	65,676

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 50,000,000 shares authorized;
21,542,778 shares issued in 2006 and 20,805,833 shares issued in 2005	43	41
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	114,562	104,869
Retained earnings	50,744	41,083
Accumulated other comprehensive income	4,562	1,671

Total stockholders' equity	169,911	147,664

Total liabilities and stockholders' equity	$ 233,989	$ 213,340

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended September 30,

	2006	2005	2004

	(In thousands)
Cash flows from (used for) operating activities
Net income	$ 9,661	$ 10,235	$ 5,123
Depreciation and amortization	7,345	6,882	6,055
Stock-based compensation expense	3,478	-	-
Disposal of fixed assets	-	(280)	-
Allowance for accounts receivable	(122)	(272)	(430)
Tax benefit from option exercises	235	503	379
Provision for write-down of minority investments	-	1,126	2,273
Provision for deferred income taxes	1,319	(146)	745
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,320)	(2,787)	(590)
Inventories	(30)	72	(99)
Other current assets	(52)	(337)	(827)
Accounts payable and accrued liabilities	(811)	(1,262)	(55)
Deferred revenue	947	2,105	(75)
Income taxes	(553)	(130)	992

Net cash from operating activities	16,097	15,709	13,491

Cash flows from (used for) investing activities
Additions to property and equipment	(2,858)	(3,111)	(2,713)
Proceeds from sale of building	-	1,549	-
Capitalized translation costs	(462)	(838)	(711)
Acquisitions of businesses and technology, net of cash acquired	(949)	(15,922)	(18,938)
Purchase of available-for-sale short-term investments	(38,156)	(60,438)	(88,215)
Sale of available-for-sale short-term investments	36,373	67,325	52,544

Net cash used for investing activities	(6,052)	(11,435)	(58,033)

Cash flows from (used for) financing activities
Principal payments on notes payable, long term debt and capital leases	(1,616)	(1,323)	(1,397)
Proceeds from secondary common stock offering	-	-	44,198
Tax benefit from option exercises	189	-	-
Proceeds from exercise of stock options and ESPP purchases	5,793	3,544	3,166

Net cash from financing activities	4,366	2,221	45,967

Effect of exchange rates on cash and cash equivalents	1,477	64	908

Net change in cash and cash equivalents	15,888	6,559	2,333

Cash and cash equivalents, beginning of year	29,045	22,486	20,153

Cash and cash equivalents, end of year	$ 44,933	$ 29,045	$ 22,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 1,060	$ 1,175	$ 1,151
Income taxes	$ 2,159	$ 3,936	$ 1,402

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2006, 2005 and 2004

		Common Stock		Accumulated
	Common	and Additional		Other	Total
	Stock	Paid-in Capital	Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

	(In thousands, except share data)
Balance, September 30, 2003	15,644,139	$ 53,136	$25,725	$ 425	$ 79,286
Net income	-	-	5,123	-	5,123
Foreign currency translation adjustment	-	-	-	1,142	1,142
Derivative valuation adjustment	-	-	-	199	199

Comprehensive income					6,464
Secondary common stock offering	4,312,500	44,198			44,198
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	397,298	3,166	-	-	3,166
Tax benefit from option exercises	-	379	-	-	379

Balance, September 30, 2004	20,353,937	100,879	30,848	1,766	133,493
Net income	-	-	10,235	-	10,235
Foreign currency translation adjustment	-	-	-	(501)	(501)
Derivative valuation adjustment	-	-	-	406	406

Comprehensive income					10,140
Secondary common stock offering	-	(16)			(16)
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	451,896	3,544	-	-	3,544
Tax benefit from option exercises	-	503	-	-	503

Balance, September 30, 2005	20,805,833	104,910	41,083	1,671	147,664
Net income	-	-	9,661	-	9,661
Foreign currency translation adjustment	-	-	-	2,605	2,605
Derivative valuation adjustment	-	-	-	286	286

Comprehensive income					12,552
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	736,945	5,793	-	-	5,793
Stock-based compensation	-	3,478	-	-	3,478
Tax benefit from option exercises	-	424	-	-	424

Balance, September 30, 2006	21,542,778	$ 114,605	$50,744	$ 4,562	$ 169,911

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

Short-term investments primarily consist of United States government agency notes and auction-rate investments. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and based on the Company's intentions regarding these investments, the Company classifies its various auction-rate investments as available-for-sale securities. The Company's investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company believes it has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized or realized holding gains or losses from our short-term investments. All income generated from these short-term investments is recorded as interest income.

Inventories

Inventories are stated at the lower of cost or market as determined on the average cost method and consist primarily of computer media, user manuals and software packaging supplies.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies (continued)

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

Product Development Costs

Product development costs consist of capitalized translation costs incurred to translate our products into different languages. These costs are reported at the lower of unamortized cost or net realizable value and are being amortized on a straight-line basis over a period of up to 18 months, the estimated economic life of the products. Annual amortization under the straight-line method is greater than the ratio of current gross revenue to total expected product revenues method.

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

Revenue Recognition

The Company derives revenues from product (software and data) licenses, product maintenance and professional services. Maintenance includes software defect or error fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services primarily consist of analytical services, business consulting services, technical support and training.

The Company sells its products and services primarily through a direct sales team, Value Added Resellers, Distributors and Original Equipment Manufacturer (OEM) Partners.

The Company recognizes revenue in accordance with SOP 97-2 ("Software Revenue Recognition") and SOP 98-9 (Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions") when all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the customer's fee is fixed or determinable, and (4) collectibility is probable. The Company records reductions to revenue for estimated product returns.

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

Product revenue: Revenue from software and data licenses is recognized upon the shipment of product or the granting of licenses and when all other revenue recognition criteria are met, in accordance with SOP 97-2 and SOP 98-9.

Postcontract customer support (PCS): PCS, inclusive of technical support and maintenance, is recognized ratably over the term of the agreement, generally over a one to two year period.

Multiple element arrangements: Multiple-element arrangements of the Company consist primarily of software licenses sold with 1-year maintenance arrangements. Fees for multiple-element arrangements are allocated to the various elements of the arrangement based on the fair values of the elements. The fair value used to allocate to the elements is based on VSOE of fair values of the elements. VSOE is determined by the price charged when the same element is sold separately, as a renewal.

Services revenue: Revenue from services such as analytical services, business consulting services, systems integration and custom application development, and training are recognized when the services are delivered. Services are generally delivered under a time and materials or milestone contract. Under a time and materials contract, services are billed and revenue is recognized as the services are performed. Under a milestone contract, services are billed and revenue is recognized when the contract-stated milestone is completed. The Company applies the provisions of SOP 97-2 when services are sold with software and the services do not require significant modification, production or customization to the software to meet the customer's desired functionality. The Company applies the provisions of SOP 81-1 ("Accounting for Performance of Construction-Type and Certain Production-Type Contracts") in the event significant modification, production or customization is necessary or in the event no technology is being delivered. The Company utilizes the percentage of completion method to recognize services revenue pursuant to SOP 81-1 and SAB 104 ("Revenue Recognition").

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

On-line (Hosted) Services: The Company offers some products via an on-line hosted service. The service is typically sold on a subscription basis for a specific time period, typically not longer than one year. Customers do not have the right to take possession of the software under these arrangements and therefore these sales are accounted for under SAB Topic 13, "Revenue Recognition". Revenue from on-line services is recognized ratably over the subscription period.

Acceptance provisions: Some of the Company's product and service arrangements with customers include acceptance provisions. In those cases in which significant uncertainties exist with respect to customer acceptance or in which specific customer acceptance criteria are included in the arrangement, the Company defers the arrangement fee and recognizes revenue, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance by the customer.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs incurred by the Company are recorded as cost of revenues.

Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. General business tax credits,minium tax credites and foreign tax credits are recorded as a reduction of income tax expense in the period the credits are generated.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

The Company records a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

In accordance with SFAS 123(R), beginning October 1, 2005, deferred tax assets are not recognized for net operating loss carryforwards resulting from stock option tax deductions that are not currently benefitted. The Company has adopted the With-and-Without approach to computing the period in which a stock option deduction has been realized. This approach assumes that all stock option deductions, regardless of the year in which the stock option deduction arose (either from the current year or embedded in a prior year net operating loss carryforward), are deducted in the computation of taxable income after all other operating losses, regardless of the year in which the operating losses arose (either from the current year or embedded in a prior year net operating loss carryforward). The incremental tax benefit that is computed based upon the deduction of stock options is recorded to equity.

Foreign Currency

Local currencies are considered the functional currencies for most of the Company's operations outside the United States. The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and the income statements are translated at the average rates of exchange prevailing during the year. Gains or losses resulting from translating non-U.S. currency financial statements and the foreign currency impact of long-term loans with foreign subsidiaries that are not intended to be repaid in the foreseeable future are accumulated in a separate component of stockholders' equity under the caption "Accumulated other comprehensive income." Gains and losses from foreign currency transactions are included in net income. The Company's exposure to foreign currency risk is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company applies Statement of Financial Accounting Standard No. 123R, "Share Based Payment" (SFAS 123(R)) to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed an evaluation of the potential impact of this interpretation on its results of operations, financial condition, or cash flow.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.     Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have an impact on the Company's results of operations, financial condition or cash flow.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 shall be effective for the financial statements issued for fiscal years ending after November 15, 2006.

SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron-curtain method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company is currently analyzing the financial impact of SAB 108 and the approach to be used to record any financial adjustments within its financial statements. The Company intends to disclose the results of this analysis and record any associated financial impact during the preparation of annual financial statements for the year ending September 30, 2007.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.     Short-term Investments

Short-term investments primarily consist of United States government agency notes and auction-rate investments. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and based on the Company's intentions regarding these investments, the Company classifies its various auction-rate investments as available-for-sale securities. The Company's investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized or realized holding gains or losses from our short-term investments. All income generated from these short-term investments is recorded as interest income.

During the years ended September 30, 2006 and September 30, 2005, available-for-sale securities were sold for total proceeds of $36.4 million and $67.3 million, respectively. Included in other income (expense), net is interest income pertaining to these investments of $2.0 million, $1.2 million and $521 thousand in 2006, 2005 and 2004, respectively.

At September 30, short-term investments consist of the following (in thousands)

	2006		2005

		Aggregate		Aggregate
Type of Investment	Cost	market value	Cost	Market value

Preferred stock(1)	$ 14,600	$ 14,600	$ 32,460	$ 32,507
Agency notes	6,611	6,613	3,000	3,003
Municipal bonds(1)	12,908	12,919	8,000	8,006
Corporate notes	9,171	9,166	-	-
Certificate of Deposit	1,953	2,000	-	-

	$ 45,243	$ 45,298	$ 43,460	$ 43,516

(1) Includes auction-rate securities

Contractual maturities of short-term investments at September 30, 2006 are as follows (in thousands):

Estimated Market Value

Due in one year or less	$ 41,311
Due in 1-2 years	3,987
Due in 2-5 years	-
Due after 5 years	-

Total investments in available-for-sale securities	$ 45,298

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.     Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,

	2006	2005	Estimated Useful Lives

Computer hardware and software	$ 24,686	$ 22,747	2-4 years
Equipment	1,683	1,593	3 years
Furniture and fixtures	5,388	4,992	3-7 years
Land Lease	2,105	2,105	49 years
Building and leasehold improvements	19,174	19,008	4-49 years

	53,036	50,445	2-49 years
Accumulated depreciation and amortization	(29,061)	(25,595)

	$ 23,974	$ 24,850

Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense for the years ended September 30, 2006, 2005 and 2004 was $3.8 million, $3.7 million and $3.8 million, respectively. Included in the building and leasehold improvements caption is the Corporate headquarter facility, which is subject to a mortgage lien, as described in Note 8 below.

4.     Product Development Costs

Product development costs consist of the following (in thousands):

	September 30,

	2006	2005

Product development costs	$ 1,923	$ 1,775
Accumulated amortization	(1,463)	(1,321)

	$ 460	$ 454

Capitalized product development costs for the years ended September 30, 2006, 2005 and 2004 were approximately $462 thousand, $839 thousand and $711 thousand, respectively. Amortization of capitalized product development costs for the years ended September 30, 2006, 2005 and 2004 was approximately $474 thousand, $575 thousand and $607 thousand, respectively. In addition, during fiscal years 2006, 2005 and 2004, the Company wrote-off fully amortized product development costs of $212 thousand, $615 thousand and $6.1 million, respectively.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.     Goodwill and Purchased Intangible Assets

In applying SFAS No. 142, "Goodwill and Other Intangible Assets", during the second quarter of fiscal year 2006, the Company performed the annual reassessment and impairment of goodwill tests required as of December 31, 2005. Management's determination of impairment is based on estimates of future cash flows. As a result of these annual tests, there was no indication of impairment. However, there can be no assurance that future goodwill or indefinite- lived intangible assets impairment tests will not result in a charge to earnings.

The balance of goodwill as of September 30, 2005 was $49.7 million. During the fiscal year ended September 30, 2006, goodwill increased by $2.4 million. The increase in goodwill was due to $810 thousand related to the purchase of Dimasi Strategic Research in August 2005; $52 thousand related to the purchase of MarkeTech Systems, Inc. in June 2005 and $83 thousand of additional goodwill related to the September 2004 acquisition of Southbank Systems. (See Note 17 below for further information on the Company's recent acquisitions). The strengthening in foreign currencies versus the U.S. dollar increased goodwill by $1.4 million. As a result, the goodwill balance at September 30, 2006 was $52.1 million.

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
September 30, 2006	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 3,880	$ (70)	$ 4,015	3-8 years
Customer intangibles	8,695	5,602	(99)	2,994	4-10 years
Trademarks	2,316	411	403	2,308	2-10 years
Other	467	392	(2)	73	3-5 years

Total	$ 19,443	$ 10,285	$ 232	$ 9,390

		Accumulated	Effect of		Amortization
September 30, 2005	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 2,778	$ (59)	$ 5,128	3-8 years
Customer intangibles	8,695	4,507	(60)	4,128	4-10 years
Trademarks	2,316	28	(36)	2,252	2 yrs.-Indefinite
Other	467	342	-	125	3-5 years

Total	$ 19,443	$ 7,655	$ (155)	$ 11,633

Amortization of purchased intangible assets for the years ended September 30, 2006 and 2005 was $2.6 million and $2.2 million, respectively. The Company reassesses the useful lives of the purchased intangible assets and makes changes to such lives when necessary.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.     Goodwill and Purchased Intangible Assets (continued)

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Fiscal year	Amount
2007	$ 2,600
2008	2,187
2009	1,670
2010	695
2011	682
Thereafter	1,151

6.     Investments

Alps Mapping Co. Ltd. In March 2000, the Company acquired 16.7% of the outstanding common stock of Alps Mapping Co., Ltd. ("Alps"), a leading Japanese data provider headquartered in Nagoya, Japan. The Company invested 100 million Yen (approximately $750 thousand) to acquire the 16.7% equity position and 400 million Yen (approximately $3.7 million) in three debt instruments with warrants that could be converted over time into as much as a 51% common stock ownership position. In February 2002, the Company redeemed, at face value, one debt instrument of 100 million Yen (approximately $750 thousand). In addition, the remaining two debt instruments with warrants were converted into equity, which increased the Company's ownership in Alps to 49%. This investment had been accounted for under the equity method of accounting and was included in the Americas geographic business segment in fiscal year 2004.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,

	2006	2005

Compensation	$ 5,215	$ 4,308
Royalties	4,834	5,971
Marketing	806	447
Commissions	1,736	1,645
Acquisition purchase price holdback	-	1,052
Value added taxes	2,349	1,900
Other	5,220	5,200

	$ 20,160	$ 20,523

8.     Mortgage Payable and Credit Facility

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 2.25%, with a 3.50% minimum, is payable monthly. As of September 30, 2006 and September 30, 2005, the outstanding balance due on this mortgage loan was $13.9 million and $14.2 million, respectively. As of September 30, 2006 and 2005, the amount included in fixed assets for this facility was $15.3 million and $15.7 million, respectively.

Credit Facilities. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. The balance outstanding under this term loan agreement as of September 30, 2006 and September 30, 2005 was $140 thousand and $1.0 million, respectively.

The Company has a total of $30.0 million of credit facilities consisting of two $15.0 million credit facilities with banks that expire on March 31, 2010. As of September 30, 2006 and September 30, 2005, there were no outstanding borrowings under these credit facilities. Both credit facilities contain similar financial covenants with which we are in compliance.

Future minimum payments required under loan agreements that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2006 are $454 thousand, 2007; $315 thousand, 2008; $315 thousand, 2009; $315 thousand, 2010; $315 thousand, 2011 and $12.3 million thereafter.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.      Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The notional rate of $13.9 million and the termination date of January 1, 2013 match the principal amount and maturity date of the mortgage loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 5.92%. The 5.92% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." At September 30, 2006, the fair value of the swap agreement, which represents the cash the Company would receive or pay to settle the agreement, was a receivable of $294 thousand. The current portion of $47 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $247 thousand is included under the caption "Investments and other assets". At September 30, 2005, the fair value of the swap agreement was a receivable of $8 thousand. The current portion of $1 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $7 thousand is included under the caption "Investments and other assets". The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest income related to the swap agreement of $24 thousand for fiscal year 2006 and recognized interest expcnse related to the swap agreement of $262 thousand for fiscal year 2005 and $502 thousand for fiscal year 2004.

10.     Commitments and Contingencies

Operating leases. The Company previously leased a facility in the Rensselaer Technology Park in Troy, New York (One Global View), which is approximately 60,000 square feet of office space. This lease expired in February 2006. The Company continued to occupy One Global View under a month-to-month arrangement until December 2006. The Company anticipates purchasing the 60,000 square foot facility for approximately $7.5 million in December 2006. This facility is adjacent to the Company's newly constructed facility, and together these facilities house the corporate headquarters, the principal research and development center and the principal sales, marketing and administrative organizations for the Americas.

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.     Commitments and Contingencies (continued)

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2006 are $5.5 million, 2007; $4.2 million, 2008; $3.9 million, 2009; $3.6 million, 2010; $3.5 million, 2011 and $6.5 million thereafter. Rental payments associated with our 60,000 square foot facility located in Troy, New York are anticipated to continue through December 2006.

Sale/leaseback. In August 2005, through its wholly owned subsidiary, MapInfo Australia Pty. Limited, the Company sold a building and the related land in Brisbane, Australia for $2.1 million Australian dollars, or approximately $1.6 million U.S. dollars. Under the agreement, the Company is leasing back the property from the purchaser over a period of four years. The Company is accounting for the leaseback as an operating lease. The gain realized in this transaction was $1.0 million Australian dollars, or approximately $760 thousand U.S. dollars. The Company has deferred $632 thousand Australian dollars, or approximately $480 thousand U.S. dollars, and is amortizing this deferred gain to income in proportion to rent charged over the term of the lease. At September 30, 2006, the remaining deferred gain of $461 thousand Australian dollars, or approximately $345 thousand U.S. dollars, is included in the Company's Consolidated Balance Sheet under the caption "Accrued Liabilities."

The lease requires the Company to pay customary operating and repair expenses. For the year ended September 30, 2006, the total rental expense incurred by the Company under this lease was $175 thousand Australian dollars, or approximately $131 thousand U.S. dollars. The minimum lease payments required by the lease are as follows, in U.S. dollars:

Fiscal year	Amount
2007	$ 133
2008	133
2009	118

Capital leases. Future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2006 total $219 thousand, all of which will be paid in 2007.

Total rent expense for the years ended September 30, 2006, 2005 and 2004 was approximately $5.0 million, $4.5 million and $5.5 million, respectively.

Indemnification. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company believes the liability for these agreements as of September 30, 2006 is not material. Accordingly, the Company has not recorded a charge to earnings for any liability for these agreements in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.     Commitments and Contingencies (continued)

Legal Proceedings. On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims include allegations of breach of contract, libel, unfair trade practices, and copyright infringement. The District Court dismissed eight counterclaims and SRC voluntarily withdrew one counterclaim; six counterclaims remain. SRC is seeking money damages for lost profits in the amount of $15.5 million and statutory damages for the copyright infringement claims in an amount not to exceed $300 thousand. SRC is also seeking recovery of costs and attorneys' fees and treble damages for alleged violations of the Lanham Act. The Company believes the counterclaims are without merit and is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. The Company cannot predict the outcome of the litigation nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been accrued for this matter.

The Company is also party to other legal proceedings, none of which it believes is material to its results of operations, financial condition, or cash flows.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes

Provision for income taxes consists of (in thousands):

	Year Ended September 30,

	2006	2005	2004

Current:
Federal	$ 33	$ 396	$ 187
State	73	0	47
Foreign	3,687	3,974	2,049

	3,793	4,370	2,283

Deferred income taxes:
Federal	1,251	575	776
State	238	183	253
Foreign	(285)	(476)	104

	1,204	282	1,133

Provision for income taxes	$4,997	$ 4,652	$ 3,416

In 2006, the provision for income taxes has been decreased by research and experimental tax credits of approximately $27 thousand from US and $202 from Canada. In 2005, the provision for income taxes has been decreased by research and experimental tax credits of approximately $117 thousand from US and $160 thousand from Canada. At September 30, 2006, the Company has approximately $2.9 million of research and experimental tax credit carryforwards, which begin to expire in 2008, approximately $156 thousand of alternative minimum tax credit carryforwards, which have no expiration date, and approximately $1.6 million of foreign tax credit carryforwards which begin to expire in 2006. The Company has approximately $83 thousand of New York State investment tax credit carryforwards, which begin to expire in 2016. The Company has approximately $21.2 million of Federal net operating loss carryforwards, which begin to expire in 2021, and $28.5 million of state net operating loss carryforwards, which begin to expire in 2007.

U.S income before taxes was $3.6 million, $2.3 million, and $2.9 million for the years ended September 30, 2006, 2005 and 2004, respectively. Foreign income before taxes was $11 million, $12.6 million, and $5.6 million for the years ended September 30, 2006, 2005 and 2004, respectively.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% as follows (in thousands):

	Year Ended September 30,

	2006	2005	2004

Federal statutory income tax rate	34%	34%	34%
State taxes	2	1	2
Non-U.S. tax rates, repatriation of earnings and other
net charges associated with prior years	(1)	1	6
Research and experimental credit	(2)	(2)	(2)
Valuation Allowance	-	6	(1)
Effect of enacted tax law changes	-	(9)	-
Other	1	-	1

	34%	31%	40%

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes (continued)

Deferred income taxes recorded in the consolidated balance sheets at September 30, 2006 and 2005 consist of the following temporary differences:

	US		Non-US

	September 30,		September 30,
	2006	2005	2006	2005

Current deferred tax assets:
Accrued expenses	$ 36	$ 82	$ 424	$ 589
Bad debt reserve	110	78	-	-
Inventory	75	100	-	-
Allowance for returns	69	98	-	-
Other current assets	-	21	-	4

Current deferred tax assets	290	379	424	593
Less: Valuation Allowance	23	26	36	99

Total Current deferred tax assets	267	353	388	494

Long term deferred tax assets (liabilities):
Tax credit carryovers	4,712	4,574	-	-
Property and equipment	390	355	708	787
Accrued expenses	-	-	199	160
Intangible assets	-	-	-	23
Stock Based Compensation	772	-	107	-
Net Operating Loss	7,591	9,589	-	-
Other non-current assets	1,272	1,308	110	113

Long term deferred tax assets	14,737	15,826	1,124	1,083
Less: Valuation Allowance	1,157	1,087	341	284

Total long term deferred tax assets	13,580	14,739	783	799

Total Deferred Tax Assets	$ 13,847	$ 15,092	$ 1,171	$ 1,293

Current deferred tax liabilities
Other Current liabilites	$ -	$ -	$ 97	$ 117

Total Current liabilities	-	-	97	117

Long term deferred tax liabilities
Capitalized product development costs	90	90	-	-
Intangible assets	833	484	2,459	2,675
Other Non-current liabilities	-	-	-	51

Total Long term deferred tax liabilities	923	574	2,459	2,726

Total Deferred Tax Liabilities	923	574	2,556	2,843

Net Deferred Tax Asset / (Liability)	$12,924	$14,518	$ (1,385)	$ (1,550)

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.     Income Taxes (continued)

The valuation allowance at September 30, 2006 and 2005 was $1.2 million and $1.1 million, respectively for the U.S. and $ 377 thousand and $383 thousand for Non-U.S., respectively. In addition, approximately $1 million of the $1.2 million and $1.1 million valuation allowances is for the investment impairment charge of Alps Mapping. The Company is required to assess the realization of the deferred tax assets. Significant changes in circumstances may require adjustments during interim or annual periods. In 2006 and 2005 a portion of the Company's future tax benefits relating to foreign tax credits ($52 thousand), research and experimental credits ($101 thousand) required a valuation allowance. In 2006 and 2005, the Company provided a full valuation allowance on the capital loss carryforwards ($1 million for US and $377 thousand for Non-U.S.) as it is more likely than not that the Company will not have sufficient capital gains to offset the capital losses during the remaining carryforward period. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax assets actually could vary if there are differences in timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If the forecast is determined to no longer be reliable due to uncertain market conditions, the forecast will require reassessment. As a result, the Company may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

Excluded in the net operating loss deferred tax asset is approximately $1.4 million related to certain net operating loss carryforwards resulting from exercise of employee stock options, the tax benefit of which when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

Under current legislation, the federal research and experimental credit does not apply to expenses incurred after December 31, 2005. Although the credit may be extended, in accordance with SFAS 109 we did not record tax benefits for any federal research and experimental credit after this expiration date.

Management has estimated and accrued for potential federal, foreign and state tax audit adjustments.

The Company has not recognized U.S. deferred tax income taxes on approximately $33.1 million of undistributed earnings of its foreign subsidiaries because management considers such earnings to be permanently reinvested. In the event such earnings are distributed, the Company may be subject to U.S. income taxes and foreign withholding, net of allowable foreign tax credits or deductions.

On October 22, 2004, the American Jobs Creation Act became effective. The Act contains two provisions that may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities (QPA) and Foreign Earnings Repatriation (FER). We are not able to claim the benefits of the QPA provisions of the Act until we fully utilize our net operating loss carryovers. We do not plan to repatriate our foreign earnings under the FER provision and therefore, no U.S. income tax has been provided on the foreign earnings.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.     Stockholders' Equity

Earnings Per Share

The following represents the basic and diluted earnings per share amounts for the years ended September 30, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended September 30,

	2006	2005	2004

Net income	$ 9,661	$ 10,235	$ 5,123

Weighted average shares for basic EPS	21,121	20,553	17,959
Effect of dilutive stock options	664	595	555

Weighted average shares and assumed exercise of
stock options for diluted EPS	21,785	21,148	18,514

Basic EPS	$ 0.46	$ 0.50	$ 0.29
Diluted EPS	$ 0.44	$ 0.48	$ 0.28

Net income for the year ended September 30, 2006 included stock-based compensation expense under SFAS 123(R), net of income taxes of $2.5 million. There was no stock-based compensation expense recorded under SFAS 123(R) in the years ended September 30, 2005 and 2004 because the Company did not adopt the recognition provisions of SFAS 123(R) until October 1, 2005. (See Note 13 for prior year proforma information).

Stock options are considered anti-dilutive if the number of shares the Company can repurchase with all forms of exercise proceeds exceed the weighted number of shares exercisable. In addition, the impact of options with an exercise price equal to or greater than the average market price of the Company's common stock is also anti-dilutive. Anti-dilutive stock options are excluded from the calculation of earnings per share. Anti-dilutive stock options for the years ended September 30, 2006, 2005 and 2004 were 1,259,000 shares, 914,000 shares and 752,000 shares.

13.      Employee Stock Purchase and Stock Option Plans

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,512,500 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

their gross compensation during an offering period. During the fiscal years ended September 30, 2006, 2005 and 2004, employees purchased 238,997, 237,657 and 241,754 shares, respectively. The weighted average fair value of purchase rights granted per share during the fiscal years ended September 30, 2006, 2005 and 2004, was $3.27, $3.54 and $3.60, respectively.

For the fiscal years ended September 30, 2006, 2005 and 2004, the Company used the Black-Scholes model with the following weighted average assumptions:

	2006	2005	2004
Expected volatility	35.5%	47.8%	57.4%
Risk-free interest rate	4.9%	3.6%	1.5%
Expected dividends	none	none	none
Expected term	6 months	6 months	6 months

The volatility assumption was derived using recent historical volatilities of the Company's common stock prior to the purchase period. The risk-free rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payments. The estimated expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the length of the purchase period.

Stock Option Plans

The Company has stock option plans under which employees, officers, and directors are eligible to participate, which provide for non-qualified and incentive stock options. Employees and officers are granted stock options under an employee stock option plan and directors are granted stock options under a director stock option plan. Options granted under both plans provide for an option exercise price equal to the fair market value at the date of grant. Options granted under the employee stock option plan prior to July 1996 typically vest over 5 years and 1 day and expire 10 years from the date of grant. Options granted under the employee stock option plan between July 1996 and September 2003 typically vest over 4 years and expire 10 years from the date of grant. Options granted under the employee stock option plan after September 2003 typically vest over 4 years and expire 5 years from the date of grant.

Options granted under the director stock option plan vest at the end of nine years and nine months after the date of grant, provided that such option shall become exercisable one year after the date of grant if the director has attended during such year at least 75% of the aggregate of the number of meetings of the Board of Directors and the number of meetings held by all committees on which he then served. Options granted under the director stock option plan expire 10 years from the date of grant.

At September 30, 2006, options for 2,165,484 shares were vested and 459,770 were available for future grants under the plans. Total authorized but unissued shares as of September 30, 2006 was 3,697,851.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance, September 30, 2003	2,591,979	$ 10.92

Options granted	776,350	11.60
Options forfeited and expired	(127,045)	16.02
Options exercised	(155,544)	6.13

Balance, September 30, 2004	3,085,740	11.12

Options granted	668,175	10.64
Options forfeited and expired	(116,871)	19.14
Options exercised	(214,185)	5.74

Balance, September 30, 2005	3,422,859	11.09
Options granted	529,878	13.13
Options forfeited and expired	(216,708)	15.89
Options exercised	(497,948)	7.09

Balance, September 30, 2006	3,238,081	$ 11.72

The 3,238,081 outstanding stock options with a weighted average exercise price of $11.72 have a weighted average remaining contractual term of 4.12 years and an aggregate intrinsic value of $9.4 million. The total intrinsic value of options exercised in the fiscal year ended September 30, 2006 was $3.1 million. As of September 30, 2006, there were 3,117,973 options that were vested and expected to vest with a weighted average remaining contractual term of 4.1 years and an aggregate intrinsic value of $9.3 million.

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2006 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/30/06	Contractual Life	Exercise Price	at 9/30/06	Exercise Price

$3.21 to $6.78	655,168	4.27	$ 4.69	614,282	$ 4.75
$6.81 to $9.71	746,597	2.88	9.07	525,526	8.89
$9.72 to $12.40	727,991	4.77	11.12	350,899	10.41
$12.49 to $13.65	718,849	4.42	13.28	297,801	13.07
$13.71 to $44.06	389,476	4.44	26.86	376,976	27.29

	3,238,081	4.12	$ 11.72	2,165,484	$ 11.74

The 2,165,484 exercisable stock options with a weighted average exercise price of $11.74 have a weighted average remaining contractual term of 4.03 years and an aggregate

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

intrinsic value of $7.9 million. The weighted average number of shares exercisable at September 30, 2005 and 2004 was 2,173,783 and 1,881,700, respectively. The weighted average exercise price was $11.73 and $11.84 at September 30, 2005 and 2004, respectively.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company's 2006 fiscal year. The Company's Consolidated Financial Statements as of and for the fiscal year ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended September 30, 2006 was $2.5 million, net of income taxes. There was no stock-based compensation expense recognized during the fiscal years ended September 30, 2005 and September 30, 2004. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Income Statement, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Income Statement for fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company's Income Statement for the fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

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

The weighted-average estimated fair value of employee and director stock options granted during the fiscal year ended September 30, 2006, 2005 and 2004 was $5.54, $4.76 and $6.43, respectively, using the Black Scholes model with the following weighted-average assumptions:

	2006	2005	2004
Expected volatility	45.4%	53.1%	72.1%
Risk-free interest rate	4.6%	3.5%	2.5%
Expected dividends	none	none	none
Expected term	4.2 years	4.1 years	4.0 years

For fiscal year 2006 the volatility assumption was derived using a 75% and 25% blend of two and four year historical volatility calculated as of the end of each fiscal quarter. For fiscal years 2005 and 2004 the volatility assumption was derived using two to three year historical volatilities of the Company's common stock. The risk-free rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payments. The estimated expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

The following table summarizes stock-based compensation, including stock-based compensation expense recognized under the Company's ESPP, in accordance with SFAS 123(R) for the fiscal year ended September 30, 2006, which was allocated to the Company's income statement as follows:

Fiscal year
ended
September 30,
2006

(In thousands)
Cost of revenues - Products	$ 36
Cost of revenues - Services	334

Stock-based compensation expense included in cost of revenues	370

Research and development	551
Selling and marketing	866
General and administrative	1,691

Stock based compensation expense included in operating expenses	3,108

Total stock-based compensation expense	3,478
Tax benefit	933

Stock-based compensation expense, net of tax	$ 2,545

Since the Company adopted SFAS 123(R) October 1, 2005 there was no stock-based compensation expense or tax benefit recorded on the Company's income statement for the fiscal years ended September 30, 2005 and 2004.

As of September 30, 2006, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company's stock option plans. The cost is expected to be recognized over a weighted average period of 2.4 years. As of September 30, 2006, there was $296 thousand of total unrecognized compensation cost related to non-vested share-based compensation under the Company's ESPP. The cost is expected to be recognized over a weighted average period of 0.4 years.

The Company does not have an active stock repurchase program. Stock options exercised and shares issued under the ESPP are newly issued shares.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.     Employee Stock Purchase and Stock Option Plans (continued)

The following table reflects net income and diluted earnings per share for the fiscal year ended September 30, 2006 compared with the proforma information for the fiscal years ended September 30, 2005 and 2004 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

Years ended September 30,

	2006	2005 Proforma	2004 Proforma

Net income, as reported for the prior period (1)	N/A	$ 10,235	$ 5,123

Stock-based compensation expense	$ 3,478	3,963	4,489
Tax benefit	933	1,251	1,796

Stock-based compensation expense, net of tax (2)	$ 2,545	$ 2,712	$ 2,693

Net income including the effect of stock-based compensation expense (3)	$ 9,661	$ 7,523	$ 2,430

Earnings per share:
Basic, as reported for the prior period (1)		$ 0.50	$ 0.29
Diluted, as reported for the prior period (1)		$ 0.48	$ 0.28
Basic, including the effect of stock-based compensation expense (3)	$ 0.46	$ 0.37	$ 0.14
Diluted, including the effect of stock-based compensation expense (3)	$ 0.44	$ 0.36	$ 0.13

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

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.     Deferred Compensation Plans

The Company's deferred compensation arrangements consist principally of a 401(k) plan, which covers substantially all U.S.-based employees who have met certain service requirements. Employees may contribute up to 15% of their pretax income and 10% on an after-tax basis (up to the maximum established by the IRS each year) to the plan. The Company may at its option contribute up to $0.50 for each $1.00 contributed by a participant to the plan, up to a maximum of 4% of the participant's annual compensation. Compensation expense for the years ended September 30, 2006, 2005 and 2004 was $1.1 million, $1.0 million and $964 thousand, respectively.

15.     Concentration of Credit Risk

The Company's investment portfolio consists of short-term investment grade securities. At September 30, 2006, the Company had $6.2 million in U.S. banks in excess of insured limits and $30.6 million in uninsured foreign banks.

The Company sells a significant portion of its product through third-party distributors.

For fiscal year 2006, the telecommunications sector, retail sector, the public sector, and financial services sector represented 15 percent, 23 percent, 29 percent, and 10 percent of total revenues of the Company, respectively.

16.     Segment Information

The Company's operations involve the design, development, marketing, licensing and support of software and data products, application development tools, and industry-specific solutions, together with a range of consulting, analytical, training and technical support services.

The Company conducts business globally and is managed geographically. The Company's management relies on an internal management accounting system. This system includes revenue and cost information by geographic location. Revenues are attributed to a geographic location based on the origination of the order from the customer. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has reportable segments by geography: the Americas, EMEA (Europe, the Middle East and Africa) and Asia-Pacific.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.     Segment Information (continued)

Geographic Segments

The Company's geographic segments are discussed below. Summarized financial information by geographic segment for 2006, 2005 and 2004, as taken from the internal management accounting system discussed above, is as follows (in thousands):

	September 30,

	2006	2005	2004

Revenue:
Americas	$ 81,983	$ 72,491	$ 69,388
EMEA	57,118	55,683	38,811
Asia-Pacific	26,394	21,250	16,474

Total revenue	$ 165,495	$ 149,424	$ 124,673

Operating income:
Americas	$ 19,273	$ 16,141	$ 18,486
EMEA	16,312	17,271	11,562
Asia-Pacific	11,523	8,799	6,975
Corporate adjustments
Cost of revenues - product:	(36)	-	-
Cost of revenues - services	(334)	-	-
Research and development	(17,262)	(14,910)	(14,272)
Selling and marketing	(9,108)	(6,252)	(7,274)
General and administrative	(7,096)	(5,347)	(4,778)

Total operating income	$ 13,272	$ 15,702	$ 10,699

Depreciation and amortization included in operating income consists of:
Americas	$ 4,520	$ 3,986	$ 4,089
EMEA	2,351	2,599	1,779
Asia-Pacific	474	297	187

Total depreciation and amortization	$ 7,345	$ 6,882	$ 6,055

Capital expenditures:
Americas	$ 1,794	$ 2,480	$ 2,010
EMEA	719	430	357
Asia-Pacific	345	201	346

Total capital expenditures	$ 2,858	$ 3,111	$ 2,713

Goodwill:
Americas	$ 29,536	$ 29,104	$ 25,866
EMEA	18,406	17,208	16,658
Asia-Pacific	4,110	3,349	2,068

Total goodwill	$ 52,052	$ 49,661	$ 44,592

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.     Segment Information (continued)

The operating income by segment above differs from the amounts presented under accounting principles generally accepted in the United States of America because the Company does not allocate certain costs for research and development, marketing, and general and administrative activities to the geographic locations. Also included in the corporate adjustments above is the effect of SFAS 123(R), which the Company adopted on October 1, 2005 and does not allocate to the geographic locations. See Note 13 to the Notes to Financial Statements for further details. The table above reconciles the operating income by geographic segment to operating income as reported on the Income Statements by including adjustments for certain unallocated costs.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic revenue information is based on the ordering location of the customer. Long-lived assets information is based on the physical location of the assets. Goodwill information is based on the location of the subsidiary from which the goodwill is associated.

The following is revenue and long-lived assets information for geographic locations.

	September 30,

	2006	2005	2004

Revenue:
U.S.	$ 69,007	$ 60,712	$ 58,885
United Kingdom	52,848	50,925	21,926
All other countries	43,640	37,787	43,862

Total Revenue	$ 165,495	$ 149,424	$ 124,673

Long-Lived Assets:
U.S.	$ 47,379	$ 48,878	$ 45,999
United Kingdom	23,764	25,989	26,614
All other countries	15,875	12,650	10,677

Total identifiable assets	$ 87,018	$ 87,517	$ 83,290

The Long-Lived Assets reported above differ from the Company's total assets as current assets and deferred income taxes are not included in long-lived assets above.

In 2006, 2005 and 2004 no single customer accounted for 10% or more of the Company's revenues.

MapInfo Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.     Acquisitions

Dimasi Acquisition

On August 1, 2005, through our wholly owned subsidiary, MapInfo Australia Pty. Ltd, we acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market research company specializing in the retail and property sectors, provides various location analytics services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.7 million Australian dollars, or approximately $2.1 million U.S. dollars, subject to a working capital adjustment based upon the closing balance sheet. During the fourth quarter of fiscal year 2006, we paid $957 thousand Australian dollars, or $717 thousand U.S. dollars in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.7 million Australian dollars, or approximately $2.1 million U.S. dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand U.S. dollars, was included in our September 30, 2005 Consolidated Balance Sheets as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which includes the working capital adjustment and the indemnification obligations of the seller. As of September 30, 2006, the amount remaining on the Balance Sheet as "Restricted Cash" for this withholding was $300 thousand Australian dollars, or $225 thousand U.S. dollars.

As of September 30, 2006, goodwill recorded as a result of the acquisition was approximately $2.0 million. Intangibles assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

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

As of September 30, 2006, goodwill recorded as a result of the acquisition was $3.8 million. Intangibles assets acquired, other than goodwill, totaled $1.7 million with a 4-year estimated weighted average useful life. Of the $1.7 million of acquired intangible assets, approximately $1.1 million has been identified as technology intangibles (4-year estimated weighted average useful life), $470 thousand as customer intangibles (4-year estimated weighted average useful life), $80 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $45 thousand (2-year estimated weighted average useful life).

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

As of September 30, 2006, goodwill recorded as a result of the acquisition was approximately $863 thousand. Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

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

ITEM 9A. CONTROLS AND PROCEDURES

1.            Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial offer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Controls and Procedures. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2006, our internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report included under Item 8.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, a code of ethics that applies to all of our employees. This code of ethics is publicly available on our website at www.mapinfo.com/company/investors/governance. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.     EXECUTIVE COMPENSATION

The response to this item is contained in our 2007 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2007 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in our 2007 Proxy Statement under the caption "Certain Employment Agreements" and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is contained in our 2007 Proxy Statement under the caption "Ratification of Selection of Independent Auditors" and is incorporated herein by reference.

PART IV.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)     See Item 8 for Index to Consolidated Financial Statements

(1)   Consolidated Financial Statement Schedule for the years ended September 30, 2006, 2005, and 2004 included in Item 15(d):

Schedule VIII -     Valuation and Qualifying Accounts

(2)   Schedules other than the schedule listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(b)     See the attached Exhibit Index and the exhibits referenced therein.

(c)     See attached Financial Statement Schedule.

Listing of Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant, as Amended. (A)

3.2	Amended By-Laws of the Registrant, as of September 30, 2002. (A)

4	Specimen Certificate for shares of the Registrant's Common Stock. (A)

10.1+	1993 Stock Incentive Plan, as amended to date. (B)

10.2+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Stock Option Plan, as amended. (A)

10.3+	1993 Director Stock Option Plan, as amended to date. (B)

10.4+	Form of Non-Qualified Stock Option Agreement issued pursuant to 1993 Director Stock Option Plan, as amended. (A)

10.5	2002 Stock Incentive Plan (C)

10.6	Form of Non-Qualified Stock Option Agreement issued pursuant to 2002 Stock Option Plan (N)

10.7	2005 Stock Incentive Plan (N)

10.8	Form of Non-Qualified Stock Option Agreement issued pursuant to 2005 Stock Option Plan (N)

10.9	First Modification Agreement dated December 14, 2005 to Credit Facility by and between the Registrant and Citizen's Bank N.A.(formerly Charter One Bank. N.A.) (N)

10.10	Guaranty dated December 14, 2005 by and between the Registrant and Citizen's Bank N.A. (formerly Charter One Bank. N.A.) (N)

10.11	Guaranty dated August 3, 2005 by and between the Registrant and JPMorgan Chase Bank, NA. (N)

10.12	Second Amendment dated August 3, 2005 to Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan Chase Bank, NA subsequently amended March 31, 2004. (M)

10.13+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Mark P. Cattini. (L)

10.14+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and Michael J. Hickey. (L)

10.15+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and K. Wayne McDougall. (L)

10.16+	Amendment No. 1 to Employment Agreement dated May 6, 2005 by and between the Registrant and George Moon. (L)

10.17+	Employment Agreement dated October 1, 2004 by and between the Registrant and Daniel T. Gerron. (K)

10.18+	Employment Agreement dated October 1, 2004 by and between the Registrant and James D. Scott. (K)

10.19+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of December 8, 2004 by and between the Registrant and Daniel T. Gerron. (K)

10.20+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of January 31, 2005 by and between the Registrant and James D. Scott. (K)

10.21+	Employment Agreement dated October 1, 2003 by and between the Registrant and Mark Cattini. (J)

10.22+	Employment Agreement dated December 7, 2006 by and between the Registrant and John C. Cavalier. (O)

10.23+	Employment Agreement dated October 1, 2003 by and between the Registrant and K. Wayne McDougall. (J)

10.24+	Employment Agreement dated October 1, 2003 by and between the Registrant and Michael Hickey. (J)

10.25+	Employment Agreement dated October 1, 2003 by and between the Registrant and George Moon (J)

10.26+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of December 1, 1998 by and between the Registrant and Mark Cattini. (J)

10.27+	Employee Patent, Confidential Information, and Non-Competition Agreement dated September 30, 1996 by and between the Registrant and John C. Cavalier. (F)

10.28+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of September 4, 2002 by and between the Registrant and K. Wayne McDougall. (H)

10.29+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement dated as of June 3, 1995 by and between the Registrant and Michael Hickey. (J)

10.30+	Employee Intellectual Property, Confidential Information, and Non-Competition Agreement by and between the Registrant and George Moon. (J)

10.31	Two Global View Lease Agreement dated as of January 10, 1995 between Rensselaer Polytechnic Institute and the Registrant. (F)

10.32	Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001 (B)

10.33	First Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (B)

10.34	Second Amendment to Ground Lease Agreement between Rensselaer Polytechnic Institute and the Registrant dated January 31, 2001. (B)

10.35	Amended and Restated Mortgage and Security Agreement dated December 18, 2002 by and between Rensselaer County Industrial Development Agency and MapInfo Realty, LLC (I)

10.36	Amended and Restated Promissory Note dated December 18, 2002 by and between MapInfo Realty, LLC and Charter One Bank, F.S.B. (I)

10.37	Amended and Restated Guaranty Agreement dated December 18, 2002 by and between the Registrant and Charter One Bank, F.S.B. (I)

10.38	Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan Chase Bank, NA (C).

10.39	First Amendment dated March 31, 2004 to Amended and Restated Credit Facility dated March 31, 2003 by and between the Registrant and JPMorgan Chase Bank, NA. (C)

10.40	Promissory note dated March 31, 2004 by and between the Registrant and JPMorgan Chase Bank, NA. (C)

10.41	Credit Facility dated September 29, 2004 by and between the Registrant and Charter One Bank. N.A. (C)

10.42	Promissory Note dated September 29, 2004 by and between the Registrant and Charter One Bank. N.A. (C)

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

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

(N)     Incorporated herein by reference from the exhibits to the Form 10-K for the year ended September 30, 2005.

(O)     Incorporated herein by reference from the Form 8-K filed on December 12, 2006.

+      Management contract or compensation plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

MAPINFO CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2006

ITEM 15(d)

FINANCIAL STATEMENT SCHEDULE

MapInfo Corporation and Subsidiaries

Valuation and Qualifying Accounts

Schedule VIII

(Dollars in thousands)

	Column B	Column C		Column D	Column E

Column A	Balance at	Additions	Additions		Balance at

	Beginning	charged to	charged to		end of
Description	of period	expense, net	other accounts	Deductions	period

Year ended September 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 2,182	(67)	(204)(2)	(87)(1)	$ 1,824
Year ended September 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,824	100	(2)(2)	(342)(1)	$ 1,580
Year ended September 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts
and sales returns	$ 1,580	434	(119)(2)	(371)(1)	$ 1,524

(1)  Uncollectible accounts written off.

(2)  Allowance for sales returns.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPINFO CORPORATION

(Registrant)

By:	/s/ MARK P. CATTINI
Mark P. Cattini
President and Chief Executive Officer

Date:	December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ MARK P. CATTINI	President and Chief Executive Officer	December 14, 2006
Mark P. Cattini	(Principal Executive Officer)

/s/ JOHN C. CAVALIER	Chairman of the Board	December 14, 2006
John C. Cavalier

/s/ K. WAYNE MCDOUGALL	Vice President, Treasurer	December 14, 2006
K. Wayne McDougall	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ JONI KAHN	Director	December 14, 2006
Joni Kahn

/s/ THOMAS L. MASSIE	Director	December 14, 2006
Thomas L. Massie

/s/ SIMON J. OREBI GANN	Director	December 14, 2006
Simon J. Orebi Gann

/s/ ROBERT SCHECHTER	Director	December 14, 2006
Robert Schechter