Form 10-Q
period 2006-12-31
MAPINFO CORP
filed 2007-02-09
CIK 916238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________

FORM 10-Q

    (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the registrant's common stock, $.002 par value per share, as of February 1, 2007 was 21,587,032.

MAPINFO CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2006

INDEX

Part I.     Financial Information
Item 1.     Financial Statements

MapInfo Corporation and Subsidiaries
Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended December 31

	2006	2005

Net revenues:
Products	$ 31,230	$ 28,638
Services	10,804	10,296

Total net revenues	42,034	38,934

Cost of revenues:
Products	5,711	5,058
Services	7,047	7,053

Total cost of revenues	12,758	12,111

Gross profit	29,276	26,823

Operating expenses:
Research and development	6,732	6,275
Selling and marketing	14,864	12,766
General and administrative	5,164	5,401

Total operating expenses	26,760	24,442

Operating income	2,516	2,381
Interest income	978	657
Interest expense	(233)	(278)
Other expense - net	(198)	(148)

Interest and other income (expense), net	547	231

Income before provision for income taxes	3,063	2,612
Provision for income taxes	1,113	986

Net income	$ 1,950	$ 1,626

Earnings per share:
Basic	$ 0.09	$ 0.08
Diluted	$ 0.09	$ 0.08

Weighted average shares outstanding:
Basic	21,565	20,835
Diluted	22,154	21,558

See accompanying notes.

MapInfo Corporation and Subsidiaries
Balance Sheets

(in thousands, except share data)
	December 31,	September 30,
	2006	2006

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 54,541	$ 44,933
Restricted cash	225	225
Short-term investments, at cost	41,096	45,243

Total cash and short-term investments	95,862	90,401
Accounts receivable, less allowance of $1,599 and $1,524
at December 31, 2006 and September 30, 2006, respectively	34,848	37,881
Inventories	737	658
Deferred income taxes	538	558
Other current assets	5,056	4,572

Total current assets	137,041	134,070
Property and equipment - net	23,440	23,974
Product development costs - net	416	460
Deferred income taxes	12,432	12,901
Goodwill - net	52,728	52,052
Other intangible assets - net	9,001	9,390
Investments and other assets	1,057	1,142

Total assets	$ 236,115	$ 233,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 440	$ 580
Accounts payable	2,799	3,303
Accrued liabilities	18,855	20,160
Deferred revenue	22,350	22,100
Income taxes payable	1,982	1,951

Total current liabilities	46,426	48,094
Long-term debt	13,556	13,674
Deferred income taxes, long-term	1,626	1,920
Deferred revenue, long-term	231	390

Total liabilities	61,839	64,078

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.002 par value; 50,000,000 shares authorized;
21,583,346 shares issued in 2007 and 21,542,778 shares issued in 2006	43	43
Preferred stock, $0.01 par value	-	-
Additional paid-in capital	115,683	114,562
Retained earnings	52,694	50,744
Accumulated other comprehensive income	5,856	4,562

Total stockholders' equity	174,276	169,911

Total liabilities and stockholders' equity	$ 236,115	$ 233,989

See accompanying notes.

MapInfo Corporation and Subsidiaries
Cash Flows Statements
(in thousands)
(unaudited)

	Three months
	Ended December 31,

	2006	2005

Cash flows from (used for) operating activities
Net income	$ 1,950	$ 1,626
Depreciation and amortization	1,941	1,774
Stock-based compensation expense	867	863
Allowance for accounts receivable	35	(7)
Provision for deferred income taxes	127	387
Write-off of bad debt	735	-
Changes in operating assets and liabilities:
Accounts receivable	3,012	2,000
Inventories	(69)	18
Other current assets	(413)	(591)
Accounts payable and accrued liabilities	(2,312)	(1,481)
Deferred revenue	(512)	(1,232)
Income taxes payable	(44)	(285)

Net cash from operating activities	5,317	3,072

Cash flows from (used for) investing activities
Additions to property and equipment	(432)	(848)
Capitalized translation costs	(79)	(51)
Acquisition of business and technology	-	(157)
Purchase of available-for-sale short-term investments	(7,970)	(6,842)
Sale of available-for-sale short-term investments	12,117	6,204

Net cash from (used for) investing activities	3,636	(1,694)

Cash flows (used for) from financing activities
Principal payments on notes payable, long term debt and capital leases	(257)	(400)
Proceeds from exercise of stock options and ESPP purchases	254	483

Net cash (used for) from financing activities	(3)	83

Effect of exchange rates on cash and cash equivalents	658	(112)

Net change in cash and equivalents	9,608	1,349
Cash and equivalents, beginning of period	44,933	29,045

Cash and equivalents, end of period	$ 54,541	$ 30,394

See accompanying notes.

MapInfo Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Three Months Ended December 31, 2006

(In thousands, except share data)

		Common Stock		Accumulated
	Common	and Additional		Other	Total
	Stock	Paid-in Capital	Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, September 30, 2006	21,542,778	$ 114,605	$50,744	$ 4,562	$ 169,911
Net income	-	-	1,950	-	1,950
Foreign currency translation adjustment	-	-	-	1,294	1,294

Comprehensive income (loss)					3,244
Exercise of options and sale of stock under
the Employee Stock Purchase Plan	40,568	254	-	-	254
Stock-based compensation	-	867	-	-	867

Balance, December 31, 2006	21,583,346	$ 115,726	$ 52,694	$ 5,856	$ 174,276

See accompanying notes.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets, related income statements, and statements of cash flows include the accounts of MapInfo Corporation and its subsidiaries ("MapInfo", "the Company", "we", "our", or "us") and include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. The September 30, 2006 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.  Stock Based Compensation

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 2,512,500 shares of common stock to its full-time employees, nearly all of who are eligible to participate. Under the terms of the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair value on the first or last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of gross compensation during an offering period. There were no purchases under the employee stock purchase plan during the three-month periods ended December 31, 2006 and 2005.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

Options granted under the director stock option plan vest at the end of nine years and nine months after the date of grant, provided that such options shall become exercisable one year after the date of grant if the director has attended during such year at least 75% of the aggregate of the number of meetings of the Board of Directors and the number of meetings held by all committees on which he then served. Options granted under the director stock option plan expire 10 years from the date of grant.

At December 31, 2006, options for 2,217,684 shares were exercisable and 257,663 were available for future grants under the plans. Total authorized but unissued shares as of December 31, 2006 was 3,655,783.

Stock options outstanding were as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance, September 30, 2006	3,236,008	$ 11.71
Options granted	260,000	13.05
Options forfeited	(16,040)	11.24
Options expired	(41,280)	16.81
Options exercised	(40,568)	6.66

Balance, December 31, 2006	3,398,120	$ 11.81

The 3,398,120 outstanding stock options with a weighted average exercise price of $11.81 have a weighted average remaining contractual term of 3.96 years and an aggregate intrinsic value of $9.6 million. The total intrinsic value of options exercised in the three-month period ended December 31, 2006 was $266 thousand. As of December 31, 2006 there were 3,254,948 options that were vested or expected to vest with a weighted average remaining contractual term of 3.9 years and an aggregate intrinsic value of $9.5 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price

$3.21 to $8.31	822,951	3.76	$ 5.55	803,495	$ 5.59
$8.33 to $10.22	780,712	3.32	9.61	591,205	9.63
$10.23 to $13.01	708,276	4.36	11.99	276,864	12.01
$13.06 to $13.65	722,405	4.35	13.41	194,844	13.58
$13.71 to $44.06	363,776	4.24	27.18	351,276	27.66

	3,398,120	3.96	$ 11.81	2,217,684	$ 11.67

The 2,217,684 exercisable stock options with a weighted average exercise price of $11.67 have a weighted average remaining contractual term of 3.79 years and an aggregate intrinsic value of $8.3 million. The number of options exercisable at September 30, 2006 was 2,163,853; these options had a weighted average exercise price of $11.72, remaining average contractual term of 4.03 years and an aggregate intrinsic value of $7.9 million.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company's 2006 fiscal year. The Company's Consolidated Financial Statements as of and for the three months December 31, 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2006 and 2005 was $590 thousand and $667 thousand, net of income taxes, respectively. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

for stock- based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Income Statement, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Income Statement for the first three months of fiscal years 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company's Income Statement for the first three months of fiscal years 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model ("Black-Scholes") as its method of valuation under SFAS 123(R) in fiscal years 2007 and 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2006 and 2005 was $4.61 and $5.93, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2006	2005

Expected volatility	36.7%	49.6%
Risk-free interest rate	4.6%	4.4%
Expected dividends	none	none
Expected term	4.0 years	4.0 years

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

The effect of SFAS 123(R) on the Company's deferred tax assets was an increase of $250 thousand on the December 31, 2006 balance sheet. The Company did not realize an actual cash tax benefit for the tax deductions from options exercised for the three-month period ended December 31, 2006 due to the Company's net operating loss carryforwards.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

2.  Stock Based Compensation (continued)

The following table summarizes stock-based compensation, including stock-based compensation expense recognized under the Company's ESPP, in accordance with SFAS 123(R) for the three months December 31, 2006 and 2005, which was allocated to the Company's income statement as follows:

	Three months ended December 31,
	2006	2005

	(In thousands)
Cost of revenues - Products	$ 6	$ 12
Cost of revenues - Services	94	82

Stock-based compensation expense included in cost of revenues	100	94

Research and development	153	138
Selling and marketing	215	192
General and administrative	399	439

Stock based compensation expense included in operating expenses	767	769

Total stock-based compensation expense	867	863
Tax benefit	277	196

Stock-based compensation expense, net of tax	$ 590	$ 667

As of December 31, 2006, there was $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company's stock option plans. The cost is expected to be recognized over a weighted average period of 2.4 years. As of December 31, 2006, there was $116 thousand of total unrecognized compensation cost related to non-vested share-based compensation under the Company's ESPP. The cost is expected to be recognized over a weighted average period of 0.2 years.

The Company does not have an active stock repurchase program. Stock options exercised and shares issued under the ESPP are newly issued shares.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

3.  Earnings Per Share (EPS)

The following table represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended December 31, 2006 and 2005.

	Three months ended December 31,

	2006	2005

	(In thousands, except per share data)

Net income	$ 1,950	$ 1,626

Weighted average shares for basic EPS	21,565	20,835
Effect of dilutive stock options	589	723

Weighted average shares and assumed exercise of
stock options for diluted EPS	22,154	21,558

Basic EPS	$ 0.09	$ 0.08
Diluted EPS	$ 0.09	$ 0.08

Stock options are considered anti-dilutive if the number of shares the Company can repurchase with all forms of exercise proceeds exceed the weighted shares outstanding in the option. In addition, the impact of options with an exercise price equal to or greater than the average market price of the Company's common stock is also anti-dilutive. Anti-dilutive stock options are excluded from the calculation of earnings per share. Anti-dilutive stock options for the three months ended December 31, 2006 and 2005, were 1.5 million shares and 1.2 million shares, respectively.

4.  Derivative Instruments and Hedging Activities

In order to reduce exposure to movements in interest rates, in January 2003 the Company entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The notional rate of $13.8 million and the termination date of January 1, 2013 match the principal amount and maturity date of the mortgage loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 5.92%. The 5.92% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. The Company accounts for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

MapInfo Corporation and Subsidiaries
Notes to Financial Statements
(unaudited)

4.  Derivative Instruments and Hedging Activities (continued)

At December 31, 2006, the fair value of the swap agreement, which represents the cash the Company would receive or pay to settle the agreement, was a receivable of $294 thousand. The current portion of $49 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $245 thousand is included under the caption "Investments and other assets". At September 30, 2006, the fair value of the swap agreement was a receivable of $294 thousand. The current portion of $47 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $247 thousand is included under the caption "Investments and other assets". The Company records the payments or receipts on the agreement as adjustments to interest expense. The Company recognized interest income related to the swap agreement of $27 thousand for three months ended December 31, 2006 and recognized interest expense related to the swap agreement of $17 thousand for the three months ended December 31, 2005.

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

5.  Segment Information (continued)

Geographic Segments

Summarized financial information by geographic segment for the three months ended December 31, 2006 and 2005, as taken from the internal management accounting system discussed above, is as follows:

	Three months ended
	December 31,

	2006	2005

Net revenues:	(in thousands)
Americas	$ 20,606	$ 19,623
EMEA	15,138	13,314
Asia-Pacific	6,290	5,997

Total net revenues	$ 42,034	$ 38,934

Operating income:
Americas	$ 5,316	$ 4,096
EMEA	4,483	3,726
Asia-Pacific	1,701	2,241
Corporate adjustments:
Cost of revenues-product	(6)	(12)
Cost of revenue-services	(94)	(82)
R&D	(4,490)	(3,904)
Selling and marketing	(2,598)	(1,803)
G&A	(1,796)	(1,881)

Total operating income	$ 2,516	$ 2,381

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

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Commitments and Contingencies

Mortgage Payable. On December 21, 2001, the Company entered into a mortgage loan and other related agreements with a commercial bank to finance construction of a 150,000 square foot office building in Troy, New York and the related land lease. The total construction financing borrowed under this financing arrangement was $15.1 million. In December 2002, the Company converted the entire construction loan to a ten-year mortgage loan. Principal together with interest, at a rate of LIBOR plus 1.35% is payable monthly. As described in Note 4 above, the Company has entered into an interest rate swap agreement to convert this variable rate mortgage loan to a fixed rate. At December 31, 2006 and September 30, 2006, the outstanding balance due on this mortgage loan was $13.8 million and $13.9 million, respectively.

Credit Facilities. In January 2003, the Company borrowed $3.0 million under a one-year revolving credit facility with a commercial bank. In March 2003, the Company converted this obligation into a forty-two month term loan. Principal outstanding under this term loan is payable monthly in forty-one equal installments of $72 thousand and a final payment of $69 thousand, along with interest at a rate of LIBOR plus 1.75%. During the three months ended December 31, 2006, the Company satisfied this obligation and the term loan was paid in full. The balance outstanding under this term loan agreement as of September 30, 2006 was $140 thousand.

The Company has a total of $30.0 million of credit facilities consisting of two $15.0 million credit facilities with banks that expire on March 31, 2010. As of December 31, 2006 and September 30, 2006, there were no outstanding borrowings under these credit facilities. Both credit facilities contain similar financial covenants with which the Company is in compliance.

Indemnification. Subject to certain limitations, the Company agrees to indemnify its customers against any damages, liabilities, costs and expenses arising out of any claim that a MapInfo product infringes the intellectual property right of a third party. The Company believes the liability for these agreements as of December 31, 2006 is not material. Accordingly, the Company has not recorded a charge to earnings for any liability for these agreements in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

6.  Commitments and Contingencies (continued)

Legal Proceedings. On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims included allegations of breach of contract, libel, unfair trade practices, and copyright infringement. The District Court dismissed eight counterclaims and SRC voluntarily withdrew one counterclaim; six counterclaims remain. SRC is seeking money damages of less than $500 thousand for certain claims and damages for the copyright infringement claims in an amount not to exceed $300 thousand. The Company believes the counterclaims are without merit and is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. The Company cannot predict the outcome of the litigation nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been accrued for this matter.

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

The balance of goodwill as of September 30, 2006 was $52.1 million. During the three months ended December 31, 2006, goodwill increased by $680 thousand. The increase in goodwill was entirely due to the strengthening of foreign currencies versus the U.S. dollar. As a result, the goodwill balance as of December 31, 2006 was $52.7 million.

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

7.  Goodwill and Purchased Intangible Assets (continued)

The components of purchased intangible assets are as follows (in thousands):

		Accumulated	Effect of		Amortization
December 31, 2006	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 4,239	$ 174	$ 3,900	3-8 years
Customer intangibles	8,695	5,962	15	2,748	4-10 years
Trademarks	2,316	372	343	2,287	2-10 years
Other	467	403	2	66	3-5 years

Total	$ 19,443	$ 10,976	$ 534	$ 9,001

		Accumulated	Effect of		Amortization
September 30, 2006	Gross	Amortization	Foreign Exchange	Net	Period

Technology intangibles	$ 7,965	$ 3,880	$ (70)	$ 4,015	3-8 years
Customer intangibles	8,695	5,602	(99)	2,994	4-10 years
Trademarks	2,316	411	403	2,308	2-10 years
Other	467	392	(2)	73	3-5 years

Total	$ 19,443	$ 10,285	$ 232	$ 9,390

Amortization of purchased intangible assets for the three months ended December 31, 2006 and 2005 was $691 thousand and $628 thousand, respectively. The Company reassesses the useful lives of the purchased intangible assets and makes changes to such lives when necessary.

The estimated annual amortization expense of purchased intangible assets for fiscal year 2007 and beyond is as follows (in thousands):

Fiscal year	Amount

2007	$ 2,600
2008	2,187
2009	1,670
2010	695
2011	682
Thereafter	$ 1,167

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Recent Accounting Pronouncements

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

The Company has not completed an evaluation of the potential impact of this interpretation on results of operations, financial condition, or cash flow.

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

SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently use the iron-curtain method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly

MapInfo Corporation and Subsidiaries
Notes to Financial Statements - Continued
(unaudited)

8.  Recent Accounting Pronouncements (continued)

referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

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

The Company is currently analyzing the financial impact of SAB 108 and the approach to be used to record any financial adjustments within its financial statements. The Company intends to disclose the results of the analysis and record any associated financial impact during the preparation of annual financial statements for the year ending September 30, 2007.

9.  Subsequent Event

On January 5, 2007, the Company purchased the 60,000 square foot building adjacent to its owned corporate headquarters facility at One Global View, Troy, New York. The purchase price was $7.1 million, which includes a 46 year lease on the underlying land, and was financed with operating cash.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under "Risk Factors" set forth in our Annual Report on Form 10-K for the period ended September 30, 2006.

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

Dimasi Acquisition

On August 1, 2005, through our wholly owned subsidiary, MapInfo Australia Pty. Ltd, we acquired certain assets and assumed certain liabilities of Dimasi Strategic Research Pty. Ltd., or Dimasi, a privately held company headquartered in Melbourne, Australia. Dimasi, an Australian market research company specializing in the retail and property sectors, provides various location analytics services including strategic reviews for shopping centers and stores, market/economic research, reviews of current retail performance, economic impact reports, retail store networks optimization and sales forecasting. The initial purchase price, including acquisition-related expense, was $2.7 million Australian dollars, or approximately $2.1 million U.S. dollars, subject to a working capital adjustment based upon the closing balance sheet. During the fourth quarter of fiscal year 2006, we paid $957 thousand Australian dollars, or $717 thousand U.S. dollars in contingent consideration to Dimasi based on the profitability of the acquired business in the first year following the closing. The purchase was completed with $2.7 million Australian dollars, or approximately $2.1 million U.S. dollars, in cash on hand, of which $600 thousand Australian dollars, or $456 thousand U.S. dollars, was included in our September 30, 2005 Consolidated Balance Sheets as "Restricted Cash." This represents the amount withheld pursuant to the acquisition agreement, which includes the working capital adjustment and the indemnification obligations of the seller. As of December 31, 2006, the amount remaining on the Balance Sheet as "Restricted Cash" for this withholding was $300 thousand Australian dollars, or $225 thousand U.S. dollars.

As of December 31, 2006, goodwill recorded as a result of the acquisition was approximately $2.1 million. Intangibles assets acquired, other than goodwill, totaled $745 thousand with a 3-year estimated weighted average useful life. Of the $745 thousand of acquired intangible assets, $525 thousand has been identified as technology intangibles (3-year estimated weighted average useful life), $91 thousand as customer intangibles (4-year estimated weighted average useful life), $53 thousand in trademarks (2-year estimated weighted average useful life), and miscellaneous intangibles of $76 thousand (5-year estimated weighted average useful life).

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

As of December 31, 2006, goodwill recorded as a result of the acquisition was approximately $900 thousand. Intangibles assets acquired, other than goodwill, totaled approximately $691 thousand with a 4-year estimated weighted average useful life. Of the approximately $691 thousand of acquired intangible assets, $403 thousand has been identified as customer-related intangibles (4-year estimated weighted average useful life), $240 thousand has been identified as technology-related intangibles (3-year estimated weighted average useful life), and $48 thousand as trademarks (2-year estimated weighted average useful life).

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

Revenues generated in the United States represented approximately 42% of our total revenues for the quarter ended December 31, 2006. As of December 31, 2006, we had sales offices located internationally in Canada, the United Kingdom, Germany, Australia, Singapore, Spain, Italy, Sweden, and The Netherlands.

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

Deferred Revenue

At December 31, 2006, we had deferred revenues of approximately $22.6 million, primarily consisting of revenues related to post-contract customer support, including maintenance for software and data products and technical support, which is deferred and recognized ratably over the term of the agreement.

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
  Deferred Tax Assets. At December 31, 2006, we had net deferred tax assets of $11.3 million, reflecting tax credit carryforwards, net operating losses and other deductible temporary differences, which reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments in future periods. Our future tax benefits related to capital losses are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the ten-year foreign tax credit, the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program and successful growth. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets, resulting in a charge to income in the period such determination is made.
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
  Stock-based Compensation Expense. On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. Stock-based compensation expense, net of income taxes recognized under SFAS 123(R) for the three months ended December 31, 2006 and 2005 was $590 thousand and $667 thousand, respectively, which consisted of stock-based compensation expense related to stock options and our ESPP. See Note 2 to the Consolidated Financial Statements for additional information.

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The fair value of share-based payment awards on the date of grant as determined by the Black Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The weighted-average estimated value per share of employee and director stock options granted during the three months ended December 31, 2006 and 2005 was $4.61 and $5.93, respectively using the Black Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2006	2005

Expected volatility	36.7%	49.6%
Risk-free interest rate	4.6%	4.4%
Expected dividends	none	none
Expected term	4.0 years	4.0 years

The volatility assumption was derived using a 75% and 25% blend of two and four year historical volatility. The risk-free rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payments. The estimated expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns.

There were no grants under the employee stock purchase plan for the three months ended December 31, 2006 and 2005.

Stock-based compensation expense recognized in the Consolidated Income Statement for the three months ended December 31, 2006 and 2005 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures and estimates were based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) in future periods, may differ significantly from what we have recorded in the current period.

Results of Operations

Net Revenues, Cost of Revenues and Gross Profit
(Dollars in thousands)

	Three months ended
	December 31,		%

	2006	2005	Change

Net Revenues
Products	$ 31,230	$ 28,638	9%
Services	10,804	10,296	5%

Total net revenues	42,034	38,934	8%

Cost of revenues:
Products	5,711	5,058	13%
Services	7,047	7,053	0%

Total cost of revenues	12,758	12,111	5%

Gross profit	$ 29,276	$ 26,823	9%
Gross profit %	69.6%	68.9%

Net Revenues

Revenues for the three months ended December 31, 2006 increased 8%, or $3.1 million, to $42.0 million from $38.9 million in the prior year first quarter. Product revenue, which includes software, data and solutions, increased by $2.6 million, or 9%, and services revenue increased $500 thousand, or 5%, compared to the first quarter of the prior year. The strengthening of certain foreign currencies against the U.S. dollar increased worldwide revenue in the first quarter of fiscal year 2007 by approximately $1.3 million compared to the prevailing exchange rates in the first quarter of the prior year.

On a geographic basis, first quarter revenues in the Americas increased $983 thousand, or 5%, over the same period last year due to improved sales and marketing execution in Canada as well as strong growth in product sales to the retail vertical in the United States. Europe, the Middle East, and Africa, or EMEA, revenues increased $1.8 million, or 14%, which was mainly attributable to strong performance in the regions outside of the UK which grew 33%. This growth was tempered by an increase in revenues from the UK of $200 thousand. Revenues in the Asia-Pacific region increased $293 thousand, or 5%, when compared to the same period a year ago. In China we terminated our partnership with our exclusive distributor and did not recognize any revenue in the first quarter of fiscal year 2007. In the first quarter of the prior year we recognized $444 thousand of revenues from China. Asia-Pacific revenues, exclusive of China, increased 12% due to increased volume, primarily the result of strong execution across all product lines and services. This increase in volume in Australia has occurred over the past several quarters. Although we intend to continue our focus on sales and marketing efforts, factors beyond our control, such as economic conditions, may impact this trend of increased revenues in the Americas and Australia.

Cost of Revenues and Gross Profit

Cost of revenues - products consists primarily of product royalties. Cost of revenues - services consists primarily of salaries and related costs for personnel associated with consulting and analytical services, technical support and training personnel and the amortization of intangible assets. Cost of revenues - products as a percentage of product revenues increased to 18.3% as a percentage of product revenues compared to 17.7% in the prior year period. As a result, the gross margin on product revenues declined to 81.7% compared to 82.3% in the first three months of fiscal year 2006. The decrease in product gross margin is due product mix and we do not believe that this is representative of a trend at this time.

Cost of revenues - services as a percentage of service revenues decreased to 65.2% as a percentage of services revenues compared to 68.5% in the prior year period. As a result, the gross margin on service revenues increased to 34.8% compared to 31.5% in the first three months of fiscal year 2006. The increase in service gross margin is primarily due to decreased headcount, which decreased from 257 at the end of December 2005, compared to 237 at the end of December 2006 and improved utilization of our services departments.

Operating Expenses
(Dollars in thousands)

	Three months ended
	December 31,		%

	2006	2005	Change

Research and development	$ 6,732	$ 6,275	7%
Percentage of net revenues	16.0%	16.1%

Selling and marketing	$ 14,864	$ 12,766	16%
Percentage of net revenues	35.4%	32.8%

General and administrative	$ 5,164	$ 5,401	-4%
Percentage of net revenues	12.3%	13.9%

Research and development

Research and development (R&D) expense increased $457 thousand, or 7%, to $6.7 million in the first quarter from $6.3 million in the prior year. The increase was primarily due to an increase in contracted R&D costs of approximately $200 thousand and increased compensation expenses. The impact of the strengthening of certain foreign currencies versus the U.S. dollar increased R&D expense by approximately $162 thousand in the first quarter in comparison to prior year. R&D headcount was 218 compared to 222 at the end of prior year's first quarter. As a percentage of net revenues, R&D expense was 16.0% compared with 16.1% in last year's comparable period.

Selling and marketing

Selling and marketing expense increased $2.1 million, or 16%, in the first quarter to $14.9 million from $12.8 million in the prior year first quarter. The primary increase in sales and marketing expense relates to additional costs attributed to twelve new associates in the sales organization and a $750 thousand bad debt write-off related to our exclusive distributor in China. The effect of foreign currencies increased selling and marketing expense in the first quarter by approximately $580 thousand in comparison to prior year. Selling and marketing headcount was 285 compared to 273 at the end of the prior year's first quarter. As a percentage of net revenues, selling and marketing expenses were 35.4% compared to 32.8% in the prior year first quarter.

General and administrative

General and administrative (G&A) expense decreased $237 thousand, or 4%, to $5.2 million from $5.4 million in prior year's first quarter. The decrease in G&A was primarily the result of decreased headcount. G&A headcount was 142 compared to 147 at the end of the first quarter in fiscal year 2006. As a percentage of net revenues, G&A expense was 12.3% compared to 13.9% in the prior year first quarter.

Interest and Other Income (Expense), Net
(Dollars in thousands)

	Three months ended
	December 31,		%

	2006	2005	Change

Interest and other income (expense), net	$ 547	$ 231	137%

Interest and other income (expense), net in the first quarter of fiscal year 2007 of $547 thousand was a $316 thousand improvement over the first quarter of the prior year. This increase was primarily due to increased interest income of $321 thousand primarily due to higher returns on our investment portfolio.

Provision for Income Taxes
(Dollars in thousands)

	Three months ended
	December 31,		%

	2006	2005	Change

Pre-tax income	$ 3,063	$ 2,612

Tax on pre-tax income at 36%	1,103	940
Other	10	46

Provision for income taxes	$1,113	$ 986	13%

The income tax expense of $1.1 million for the three months ended December 31, 2006 is the tax effect of pretax income at approximately 36%, or $1.1 million, adjusted for the discrete items during the first quarter of $10 thousand. The income tax expense of $986 thousand for the three months ended December 31, 2005 is the tax effect of pretax income at approximately 36% or $940 thousand adjusted for the discrete items of $46 thousand.

Liquidity and Capital Resources

Our cash and short-term investments totaled $95.9 million at December 31, 2006 compared to $90.4 million at September 30, 2006. Our investment portfolio consisted primarily of short-term, investment grade marketable securities, U.S. government agency notes, corporate notes, commercial paper, and auction-rate investments.

Operating Activities

Net cash from operating activities was $5.3 million for the three-month period ended December 31, 2006 compared to net cash from operating activities of $3.1 million for the same prior year period. Cash generated from operating activities during the first three months of fiscal year 2007 was primarily the result of net income and the add-back of non-cash items affecting the net income, such as depreciation and amortization, stock-based compensation and the provision for deferred income taxes, as well as, a decrease in accounts receivable, offset by increases in inventories and decreases in accounts payable/accrued liabilities and deferred revenue.

Investing Activities

Net cash from investing activities was $3.6 million for the three-month period ended December 31, 2006, which consisted of $12.1 million from the sale of available-for-sale short-term investments, offset by the purchase of available-for-sale short-term investments of $8.0 million, fixed asset additions of $430 thousand and capitalized translation costs of $80 thousand.

Financing Activities

Net cash used for financing activities was $3 thousand for the three-month period ended December 31, 2006, which consisted of proceeds from the exercise of stock options and ESPP purchases of $254 thousand, offset by repayments of debt obligations of $257 thousand.

Contractual Obligations

The following table summarized our contractual obligations as of December 31, 2006 (in thousands):

	Payment due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Capital lease obligations	$ 180	$ 180	$ -	$ -	$ -
Other long-term debt	13,817	315	630	630	12,242
Scheduled interest expense	5,287	940	1,804	1,648	895
Operating leases	25,189	4,747	8,068	6,629	5,745

Total Contractual Obligations	$ 44,473	$ 6,182	$ 10,502	$ 8,907	$ 18,882

The Company has a total of $30.0 million of credit facilities consisting of two $15.0 million credit facilities with banks that expire on March 31, 2010. As of December 31, 2006 and September 30, 2006, there were no outstanding borrowings under these credit facilities. Both credit facilities contain similar financial covenants with which we are in compliance

For information regarding legal proceedings, see Part II Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Management believes existing cash and short-term investments together with funds generated from operations and available financing will be sufficient to meet our operating and capital requirements for the next twelve months. Factors that could adversely affect our financial condition include a decrease in revenues, and increased costs associated with acquisitions.

Off Balance Sheet Arrangements

During the first three months of fiscal year 2007, we did not engage in:

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. We export products to diverse geographic locations. Most of our international revenues through subsidiaries are denominated in foreign currencies. In total, the fluctuation of the U.S. dollar against certain foreign currencies increased first quarter revenue growth by approximately $1.3 million, or 3 percentage points versus prior year's first quarter. To date, foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.

Interest Rates. We are exposed to fluctuations in interest rates. A significant portion of our cash is invested in short-term interest-bearing securities. Assuming a monthly average investment level in short-term interest-bearing securities of $48.8 million (which approximates the average amount invested in these securities during the three-month period ended December 31, 2006), each 1 percentage point decrease in the applicable interest rate would result in a $488 thousand decrease in annual investment income. To date, interest rate fluctuations have not had a material impact on our operating results or financial condition. In addition, we have an outstanding term loan under which we make principal payment of approximately $72 thousand per month, plus monthly interest payments of LIBOR plus 1.75%. During the three months ended December 31, 2006, the Company satisfied this obligation and the term loan was paid in full.

In order to reduce exposure to movements in interest rates, in January 2003 we entered into an interest rate swap agreement to convert its variable rate mortgage loan to a fixed rate. The agreement involves the exchange of fixed and floating interest rate payments over the ten-year life of the loan. The notional rate of $13.8 million and the termination date of January 1, 2013 match the principal amount and maturity date of the mortgage loan. The variable interest rate on the mortgage loan is the greater of 3.5% or the sum of the 30-day LIBOR rate plus 2.25%. The interest rate swap has fixed the effective interest rate that we will pay at 5.92%. The 5.92% interest rate is based on the assumption that the 30-day LIBOR rate plus 2.25% is 3.5% or higher, due to the interest rate minimum which applies to the mortgage. The impact of the fluctuations in interest rates on the interest rate swap agreement will be naturally offset by the opposite impact on the related mortgage debt. We account for this interest rate swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

At December 31, 2006, the fair value of the swap agreement, which represents the cash we would receive or pay to settle the agreement, was a receivable of $294 thousand. The current portion of $49 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $245 thousand is included under the caption "Investments and other assets". At September 30, 2006, the fair value of the swap agreement was a receivable of $294 thousand. The current portion of $47 thousand is included on the balance sheet under the caption "Other current assets" and the long-term portion of $247 thousand is included under the caption "Investments and other assets". We record the payments or receipts on the agreement as adjustments to interest expense. We recognized interest income related to the swap agreement of $27 thousand for three months ended December 31, 2006 and recognized interest expense related to the swap agreement of $17 thousand for the three months ended December 31, 2005.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MapInfo Corporation
Part II. Other Information

Item 1. Legal Proceedings

Legal Proceedings. On August 5, 2002, the Company filed an action against Spatial Re-Engineering Consultants ("SRC"), a former MapInfo reseller, in the United States District Court for the Northern District of New York to collect approximately $100 thousand in receivables owed by SRC to the Company under contractual obligations. SRC answered and asserted fifteen counterclaims against the Company. The counterclaims included allegations of breach of contract, libel, unfair trade practices, and copyright infringement. The District Court dismissed eight counterclaims and SRC voluntarily withdrew one counterclaim; six counterclaims remain. SRC is seeking money damages of less than $500 thousand for certain claims and damages for the copyright infringement claims in an amount not to exceed $300 thousand. The Company believes the counterclaims are without merit and is vigorously defending against all remaining counterclaims. In addition, the Company has amended its complaint against SRC to add five claims relating to unauthorized distribution of the Company's products and copyright infringement. The Company cannot predict the outcome of the litigation nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been accrued for this matter.

The Company is also party to other legal proceedings, none of which it believes is material to its results of operations, financial condition, or cash flows.

Item 1A. Risk Factors

There have been no changes to the Risk Factors reported in the Company's most recent Annual Report on Form 10-K.

Item 6.     Exhibits

See Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPINFO CORPORATION

Date: February 9, 2007	By: /s/ K. Wayne McDougall K. Wayne McDougall Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

10.1	Employment Agreement dated December 28, 2006 by and between the Registrant and Daniel T. Gerron

10.2	Employment Agreement dated December 29, 2006 by and between the Registrant and James Scott

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).